Form 10-Q
period 2004-03-31
CORGENTECH INC
filed 2004-05-12
CIK 1131517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NO. 000-50573

CORGENTECH INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0503399
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

650 Gateway Boulevard South San Francisco, California 94080 (650) 624-9600
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

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

The total number of shares outstanding of the Registrant’s common stock as of April 27, 2004 was 27,730,292.

PART I:  FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Corgentech Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2004	December 31, 2003 (Note 1)

Assets
Current assets:
Cash and cash equivalents	$44,660	$54,590
Short-term investments	107,740	—
Contract revenue receivable, related party	5,941	6,941
Prepaid expenses and other current assets	2,026	2,695
Notes receivable from employees	124	79
Total current assets	160,491	64,305
Property and equipment, net	2,423	2,278
Restricted cash	640	639
Notes receivable from employees	131	168
Other long-term assets	1,678	1,933
Total assets	$165,363	$69,323

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Bank overdraft	$—	$1,322
Accounts payable	2,388	3,334
Current portion of deferred revenue, related party	7,692	7,692
Current portion of long-term debt	463	454
Accrued clinical trial liabilities	2,614	2,592
Other accrued liabilities	3,319	1,376
Refundable exercise price	621	519
Total current liabilities	17,097	17,289
Deferred revenue, related party, net of current portion	13,647	15,571
Long-term debt, less current portion	530	627
Deferred rent and accrued loss on sublease	369	322
Commitments
Convertible preferred stock, $0.001 par value; none and 18,367,259 shares authorized at March 31, 2004 and December 31, 2003, respectively; none and 17,327,139 shares designated, issued and outstanding at March 31, 2004 and December 31, 2003, respectively	—	114,332
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares and none authorized at March 31, 2004 and December 31, 2003, respectively; none issued or outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Common stock, $0.001 par value; 100,000,000 and 21,932,500 shares authorized at March 31, 2004 and December 31, 2003, respectively; 27,389,644 and 2,441,570 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	27	2
Additional paid-in capital	260,949	41,480
Notes receivable from officers	(43)	(43)
Deferred stock compensation	(18,651)	(18,300)
Accumulated other comprehensive loss	(40)	—
Accumulated deficit	(108,522)	(101,957)
Total stockholders’ equity (deficit)	133,720	(78,818)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$165,363	$69,323

See accompanying notes to condensed financial statements.

Corgentech Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2004	2003

Contract revenue, related party	$7,749	$—
Operating expenses:
Research and development	12,107	11,136
General and administrative	2,439	1,061
Total operating expenses	(14,546)	(12,197)
Loss from operations	(6,797)	(12,197)
Interest and other income	284	125
Interest and other expense	(52)	(6)
Net loss	$(6,565)	$(12,078)

Basic and diluted net loss per common share	$(0.42)	$(6.30)

Weighted average shares used to compute basic and diluted net loss per common share	15,748,546	1,918,158

See accompanying notes to condensed financials statements.

Corgentech Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	For the three months ended March 31,
	2004	2003

Operating activities
Net loss	$(6,565)	$(12,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192	114
Amortization of deferred compensation, net of reversals	1,363	37
Non-cash compensation expense	—	9
Changes in assets and liabilities:
Prepaid expenses and other current assets	669	6
Contract revenue receivable, related party	1,000	—
Notes receivable from employees	(45)	(60)
Restricted cash	(1)	—
Other long-term assets	292	(3)
Accounts payable	(946)	132
Accrued clinical trial liabilities	22	1,266
Other accrued liabilities	1,943	576
Deferred revenue, related party	(1,923)	—
Deferred rent and accrual for loss on subleased property	47	(48)
Net cash used in operating activities	(3,952)	(10,049)

Investing activities
Purchase of property and equipment	(336)	(87)
Purchase of short-term investments	(107,780)	—
Sale of short-term investments	—	7,128
Net cash provided by (used in) investing activities	(108,116)	7,041

Financing activities
Proceeds from issuance of equipment loans	—	751
Repayment of equipment loans	(88)	(51)
Proceeds from issuance of common stock	103,548	3
Bank overdraft	(1,322)	753
Net cash provided by financing activities	102,138	1,456
Net decrease in cash and cash equivalents	(9,930)	(1,552)
Cash and cash equivalents at beginning of period	54,590	13,185
Cash and cash equivalents at end of period	$44,660	$11,633

Supplemental schedule of cash flow information
Interest paid	$30	$6

See accompanying notes to condensed financial statements.

Corgentech Inc.

Notes to Unaudited Condensed Financial Statements

Summary of Significant Accounting Policies

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Corgentech Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management these unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Corgentech’s financial position at March 31, 2004 and Corgentech’s results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003.  Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period.

The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

These unaudited condensed financial statements and the notes accompanying them should be read in conjunction our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.  Stockholders are encouraged to review the Form 10-K for a broader discussion of Corgentech’s business and the risks inherent therein.

2. Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of additional potential common shares. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by Corgentech, preferred stock, options, and warrants are considered to be potential common shares and are only included in the calculation of diluted net loss per common share when their effect is dilutive.

The following table sets forth the computation of Corgentech’s basic and diluted net loss per share (in thousands, except per share amounts).  All share amounts in the following table have been restated for all periods presented to reflect the reverse stock split which occurred during the first quarter of 2004 (See Note 5).

	For the three months ended March 31,
	2004	2003

Numerator for basic and diluted net loss per share:
Net loss	$(6,565)	$(12,078)

Denominator for basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	16,211	2,205
Less: weighted-average shares subject to repurchase	(462)	(287)

Weighted-average shares used in computing basic and diluted net loss per share	15,749	1,918

Basic and diluted net loss per share	$(0.42)	$(6.30)

Historical outstanding dilutive securities not included in diluted net loss per share
Options to purchase common stock	2,044,437	423,387
Warrants	12,500	166,899
Common stock subject to repurchase agreements	447,325	261,547
	2,504,262	851,833

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities, in accordance with SFAS No. 130, Reporting Comprehensive Income.

Comprehensive loss and its components for the three-month periods ended March 31, 2004 and 2003 are as follows (in thousands):

	For the three months ended March 31,
	2004	2003

Net loss	$(6,565)	$(12,078)
Change in unrealized loss on equity investments	(40)	(12)

Comprehensive loss	$(6,605)	$(12,090)

4. Stock Options

Corgentech accounts for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25 , and related interpretations and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123.

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	2004	2003

Dividend yield	—	—
Risk-free interest rate	2.40%	2.87%
Volatility	80%	80%
Expected life	4 years	4 years

The following table illustrates the effect on net loss and net loss per common share had we applied the fair value provisions of SFAS No. 123 to employee stock compensation (in thousands, except per share numbers):

	For the three months ended March 31,
	2004	2003

Net loss, as reported	$(6,565)	$(12,078)
Add: Stock-based employee compensation expense, included in reported net loss	1,244	33
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,411)	(52)

Pro forma net loss under fair value method for all awards	$(6,732)	$(12,097)

Loss per share (basic and diluted):
As reported	$(0.42)	$(6.30)
Pro forma	$(0.43)	$(6.31)

5. Reverse Stock Split

In January 2004, the Board of Directors and stockholders approved a one-for-four reverse stock split of Corgentech’s outstanding shares of common stock and preferred stock and on January 23, 2004, we filed an amended and restated certificate of incorporation and increased the number of authorized shares of common stock and preferred stock to 100,000,000 and 18,367,259, respectively. All issued and outstanding common stock, preferred stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this stock split.

6. Stockholders Equity (Deficit)

In February 2004, we issued 6,900,000 shares of common stock at $16.00 per share upon the closing of our initial public offering in which it raised approximately $100.8 million, net of underwriting discounts and commissions and estimated expenses.  At the time of the initial public offering all then outstanding shares of convertible preferred stock were converted into shares of common stock.

7. Contract Revenue, Related Party

For the three months ended March 31, 2004 we recorded revenues from Bristol-Myers Squibb Company, or BMS of $7.7 million, consisting of $5.8 million attributable to the reimbursement by BMS of expenses associated with E2F Decoy research and development and the recognition of $1.9 million of deferred revenue from BMS.

8. Recent Accounting Pronouncements

We use revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue 00-21 Revenue Arrangements with Multiple Deliverables, or EITF 00-21.  Accordingly, revenue arrangements with multiple deliverable items are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Revenues from licensing agreements are recognized based on the performance requirements of the agreement.  Non-refundable up-front fees, where we have an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the statements of operations over the estimated term of the performance obligation.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, or FIN 46. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The adoption of FIN 46 did not have an impact on our condensed financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including particularly the sections entitled “Business Risks” and, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of these terms or other comparable terminology. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission.

Overview

Corgentech is a biopharmaceutical company focused on the discovery, development and commercialization of a novel class of therapeutics called transcription factor decoys, or TF decoys, that treat disease through the regulation of gene expression. Transcription factor decoys bind to and inactivate transcription factors which regulate gene expression and control biological processes. We are initially focusing our TF decoy discovery efforts on diseases with unmet needs including cardiovascular disease, inflammatory disease, such as arthritis, and cancer. Our most advanced TF decoy, E2F Decoy, a combination drug and delivery device, is in two Phase 3 clinical trials for the prevention of vein graft failure. In September 2003, we completed patient enrollment for both of our Phase 3 clinical trials. We expect results from our Coronary Artery Bypass Graft, or CABG, trial in the first quarter of 2005 and results from our Peripheral Bypass Graft, or PBG, trial in the fourth quarter of 2004.  In addition, in the second quarter of 2004, we expect to initiate a Phase 1/2 clinical trial for our E2F Decoy in a new indication, the prevention of arterio-venous, or AV, graft failure.  We were incorporated in January 1999 and we have incurred significant losses each year.

In October 2003, we entered into global collaboration agreements with Bristol-Myers Squibb Company, or BMS, for the development and commercialization of E2F Decoy for all indications. We and BMS will co-promote E2F Decoy in the United States and share equally in profits and losses. We have granted BMS the exclusive right to commercialize E2F Decoy outside the United States pursuant to a royalty-bearing license. Under our agreements with BMS, BMS is obligated to fund a majority of the ongoing development costs associated with E2F Decoy incurred pursuant to a development budget.

Financial Operations Overview

Revenues

We have not generated any revenues from sales of commercial products since our inception and do not expect to generate any revenue, other than contract revenues and milestone payments, until at least 2005. BMS will have the right to record all United States product sales.

Research and Development Expenses

During the three months ended March 31, 2004, we incurred research and development expenses for E2F Decoy of approximately $10.0 million. We also incurred $2.1 million in non-E2F related research and development expenses.  In October 2003, we entered into our collaboration agreement with BMS, under which BMS is obligated to fund a majority of the ongoing costs of developing E2F Decoy for CABG, PBG and AV graft failure. During the three months ended March 31, 2004, we recorded approximately $5.8 million in reimbursable expenses due from BMS, as contract revenue, related party.

We currently have one clinical product candidate, E2F Decoy. A majority of the expenses related to completion of our two Phase 3 clinical trials and post-approval trials for E2F Decoy will be reimbursed by BMS pursuant to our collaboration agreement. Due to the significant risks and uncertainties inherent in the clinical development, manufacturing and regulatory approval process, the cost to complete our development of E2F Decoy for AV graft failure and other product candidates is not accurately predictable. Results from clinical trials and manufacturing development may not be favorable. Further data from clinical trials is subject to varying interpretation, and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, facilities, other general corporate activities and non-cash stock compensation.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following accounting policies relating to revenue recognition, stock compensation and clinical trial accounting are most critical to a full understanding and evaluation of our reported financial results.

Revenue Recognition

Revenues associated with our collaboration with BMS consist of non-refundable, up-front license fees and reimbursement of development expenses.

We use revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue 00-21 Revenue Arrangements with Multiple Deliverables, or EITF 00-21.  Accordingly, revenue arrangements with multiple deliverable items are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Revenues from licensing agreements are recognized based on the performance requirements of the agreement.  Non-refundable up-front fees, where we have an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the statements of operations over the estimated term of the performance obligation.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB No. 25. The information regarding net loss as required by SFAS No. 123, presented in Note 4 to our financial statements, has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The resulting effect on net loss pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future years, since future years are likely to include additional grants and the irregular impact of future years’ vesting.

Stock compensation expense, which is a non-cash charge, results from stock option grants at exercise prices below the deemed fair value of the underlying common. Stock compensation is amortized on a straight line basis over the vesting period of the underlying option, generally four years. From inception through March 31, 2004, we recorded deferred stock compensation expense of $20.4 million which is amortized over the vesting period of the options. At March 31, 2004, we had a total of $18.7 million remaining to be amortized.

The total unamortized deferred stock compensation recorded for all option grants through March 31, 2004, is expected to be amortized as follows: $4.0 million during the remainder of the year ending December 31, 2004, $5.2 million during the year ending December 31, 2005, $5.2 million during the year ending December 31, 2006 and $4.3 million during the year ending December 31, 2007 and $33,000 during the year ending December 31, 2008.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Contract Revenue, Related Party.  Contract revenue, related party increased to $7.7 million for the three months ended March 31, 2004 from $0 for the three months ended March 31, 2003.  The increase of $7.7 million in revenue was primarily attributable to the reimbursement by BMS of $5.8 million in expenses associated with E2F Decoy research and development and the recognition of $1.9 million of deferred revenue from BMS.

Research and Development Expenses.  Research and development expenses increased to $12.1 million for the three months ended March 31, 2004 from $11.1 million for the three months ended March 31, 2003. The increase in research and development of $1.0 million was primarily the result of an increase of $1.4 million in expenses associated with the expansion of our research pipeline in inflammatory disease and cancer, offset in part by a reduction of $215,000 in E2F Decoy manufacturing costs. We anticipate that research and development expenses will continue to increase as we further advance E2F Decoy to commercialization and other TF decoys into clinical testing.

General and Administrative Expenses.  General and administrative expenses increased to $2.4 million for the three months ended March 31, 2004 from $1.1 million for the three months ended March 31, 2003. The increase of $1.3 million was primarily attributable to higher payroll and non-cash stock compensation expenses and related expenses of $1.0 million and $272,000 related to increased professional services expenses.

We expect our general and administrative expenses to increase substantially due to the costs associated with being a publicly traded company and the infrastructure necessary to support the potential commercialization of E2F Decoy. We also expect to incur marketing expenses during the year ending December 31, 2004 related to pre-launch activities associated with E2F Decoy.

Interest and Other Income.  Interest and other income increased to $284,000 for the three months ended March 31, 2004 from $125,000 for the three months ended March 31, 2003 as a result of higher average cash, cash equivalent and short-term investment balances from proceeds from our initial public offering.

Interest and Other Expense.  Interest and other expense increased to $52,000 for the three months ended March 31, 2004 from $6,000 for the three months ended March 31, 2003. Interest expense increased due to additional utilization of our equipment line of credit.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations primarily through the issuance of equity securities, capital equipment financing and payments from BMS pursuant to our recent collaboration. Through March 31, 2004, we had received net proceeds of $216.8 million from the issuance of shares of common stock and preferred stock, $1.4 million from capital equipment financing and $31.9 million from BMS. At March 31, 2004, we had $152.4 million in cash, cash equivalents and short-term investments and had $640,000 of restricted cash pledged as collateral for letters of credit for our leased facilities. In February 2004, we issued 6,900,000 shares of common stock at $16.00 per share upon the closing of our initial public offering in which we raised approximately $100.8 million, net of underwriting discounts and commissions and estimated expenses.

Pursuant to our collaboration agreement, BMS has agreed to fund a majority of ongoing development costs incurred towards the development of E2F Decoy for the prevention of bypass graft failure and prevention of AV graft failure. We believe that our available cash, cash equivalents and short-term investments, expected reimbursements of development costs from BMS and the first regulatory milestone payment, will be sufficient to fund anticipated levels of operations through at least mid-2005.

Cash Flows

Net cash used in operating activities was $4.0 million and $10.0 million for the three months ended March 31, 2004 and 2003, respectively. The decrease of cash used in operations of $6.0 million was primarily due to a $5.5 million decrease in the net loss arising from the recognition of revenue from our collaboration agreement with BMS.

Net cash provided by/used in investing activities was cash used of $108.1 million for the three months ended March 31, 2004 compared to cash provided by investment activities of $7.0 million for the three months ended March 31, 2003. The decrease in net cash provided by investing activities of $115.1 million was primarily due to a net increase in purchases of short-term investments of $114.9 million.

Net cash provided by financing activities was $102.1 million and $1.5 million for the three months ended March 31, 2004 and 2003, respectively. The increase in net cash provided by financing activities of $100.6 million was primarily due to receipt of net proceeds of $100.8 million from the sale of common stock in our initial public offering in February 2004 and proceeds of $2.7 million from the exercise of warrants and stock options.

Credit Facility

In February 2003, we entered into an equipment line of credit with GE Capital Corporation providing funding of up to $1.5 million. At March 31, 2004, we had drawn down $1.4 million on the line of credit. Amounts under the line of credit are secured by the equipment purchased.

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

Contractual Obligations

Our outstanding contractual obligations relate to our equipment debt financings, facilities leases, and obligations under our agreement with our third-party contract manufacturer. Our contractual obligations as of March 31, 2004 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Equipment financing	$1.1	$0.5	$0.6	$—	$—
Operating leases	3.7	1.4	2.3	—	—
Manufacturing development agreement	3.7	3.6	0.1	—	—

Total contractual cash obligations	$8.5	$5.5	$3.0	$—	$—

The contractual summary above reflects only payment obligations that are fixed and determinable. We also have contractual payment obligations, the timing of which is contingent on future events. We are obligated to make certain payments under our license agreements with The Board of Trustees of the Leland Stanford Junior University and The Brigham and Women’s Hospital, Inc. if milestones relating to the development and regulatory approval of E2F Decoy are achieved. In addition, if E2F Decoy is successfully commercialized we will pay royalties and pursuant to these license agreements. These royalty rates are in the low single digits. Please see “Business—License Agreements” in our form 10-K for the year ended December 31, 2003 for a further description of these agreements.

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

In order to produce E2F Decoy in the quantities that we anticipate will be required to meet anticipated market demand, we need to increase, or “scale up,” the production process by a significant factor over the current level of production of the active pharmaceutical ingredient. If we are unable to do so, we may not be able to produce E2F Decoy in sufficient quantities to meet the requirements for the launch of the product or to meet future demand. In addition, if the scaled up production process is not efficient, our gross margins may be reduced.

We may in the future elect to manufacture certain of our products in our own manufacturing facilities. We would need to invest additional funds and recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

If our third-party manufacturers’ facilities do not follow current good manufacturing practices, our product development and commercialization efforts may be harmed.

There are a limited number of manufacturers that operate under the FDA’s and European Union’s good manufacturing practices regulations and are capable of manufacturing E2F Decoy. Our third-party manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. A failure of our third-party manufacturers to follow current good manufacturing practices or other regulatory requirements and to document their adherence to such practices may lead to significant delays in the availability of products for commercial use or clinical study, the termination of, or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products. In addition we could be subject to sanctions being imposed on us, including fines, injunctions and civil penalties. Changing manufacturers may require revalidation of the manufacturing process and procedures in accordance with FDA mandated current good manufacturing practices and will require FDA approval. This revalidation may be costly and time consuming. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our products, including E2F Decoy, or market them.

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

Because E2F Decoy treatment occurs during bypass graft surgery, and most of these patients are over 65 years of age and likely to be covered by Medicare, we will seek to have the level of reimbursement for bypass surgery incorporating E2F Decoy treatment increased by the Centers for Medicaid and Medicare Services, or CMS. CMS is the federal agency that administers Medicare and makes coverage and reimbursement decisions for Medicare beneficiaries. This is a time consuming and expensive process. In addition, many private insurers adopt CMS’ coverage and reimbursement decisions for their insureds. If CMS does not increase the level of reimbursement to hospitals associated with E2F Decoy treatment on a timely basis, or at all, or establishes an unsatisfactory level of reimbursement, E2F Decoy may never obtain market acceptance or generate meaningful revenues.

The Fast Track designation for development of E2F Decoy may not actually lead to a faster development or regulatory review or approval process.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. Marketing applications filed by sponsors of products in fast track development may qualify for expedited review under policies or procedures offered by the FDA, but the Fast Track designation does not assure such qualification. We have been granted Fast Track designation from the FDA for E2F Decoy for the prevention of bypass graft failure and AV graft failure. E2F Decoy’s Fast Track designation may be withdrawn by the FDA if the FDA believes that it is no longer supported by data from our clinical development program. In addition, E2F Decoy’s Fast Track designation does not guarantee that we will be able to take advantage of the expedited review procedures and does not increase the likelihood that the FDA will ultimately approve E2F Decoy.

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

We do not have any products approved for marketing. We have a limited history of operations and have focused primarily on clinical trials of E2F

Decoy. We have incurred net losses since our inception.  As of March 31, 2004, we had an accumulated deficit of approximately $108.5 million. We expect to incur substantial net losses to further develop and commercialize E2F Decoy and do not know whether or when we will become profitable. If we are unable to generate significant revenues from E2F Decoy or attain profitability, we will not be able to sustain our operations.

We will need additional financing, which may be difficult to obtain. If we fail to obtain necessary financing or do so on unattractive terms, our development programs and other operations could be harmed.

We will require substantial funds to conduct development, including preclinical testing and clinical trials of our potential products including E2F Decoy. We expect that our existing cash, cash equivalents and short-term investments, plus expected reimbursements of E2F Decoy development costs of approximately $23.2 million in aggregate from BMS during fiscal 2004 and the first half of fiscal 2005 and our first regulatory milestone payment from BMS of $20.0 million (payable upon our first U.S. New Drug Application filing for E2F Decoy) will be sufficient to fund our planned operations through at least mid-2005. BMS will fund a majority of the ongoing development costs we incur for the development of E2F Decoy for CABG, PBG and AV graft failure. We expect to increase our spending significantly as we expand our infrastructure, development programs and commercialization activities and our future capital requirements will depend on many factors, including:

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

We will need to obtain clearance of the pressure device used to deliver the drug by the FDA’s Center for Devices and Radiological Health, or CDRH, under a 510(k) premarket notification establishing that the pressure device is substantially equivalent to one or more marketed predicate devices. We expect to file such notification in 2004. In the event we cannot establish such substantial equivalence, we will need to request that the FDA classify the pressure device as a Class I or Class II device that can be marketed without premarket approval or, failing that, obtain premarket approval of the pressure device by CDRH. The FDA classifies medical devices into three classes based on the regulatory control deemed necessary by the FDA to reasonably ensure safety and effectiveness. A Class I device is subject to general controls, including compliance with the FDA’s good manufacturing practices regulations and labeling regulations. A Class II device is subject to general controls and special controls, which may include special labeling requirements, mandatory performance standards and post-market surveillance. A Class III device is subject to pre-market approval requiring the independent demonstration that the new medical device is safe and effective. If we are unable to obtain clearance or approval of the pressure device, the commercialization of E2F Decoy could be delayed or possibly prevented.

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

We are rapidly expanding our operations and expect to continue to grow our research and development, product development and administrative operations. In 2003, we relocated to a larger facility in South San Francisco, California, in order to expand our research and development efforts and to further develop E2F Decoy. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. In particular, the commencement of our two Phase 3 clinical trials has consumed a significant portion of management’s time and our financial resources. To manage any further growth and to commercialize E2F Decoy, we will be required to improve existing and implement new operational and financial systems, procedures and controls and expand, train and manage our growing employee base. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our anticipated growth. If we are unable to manage our growth effectively, our business could be harmed.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact upon our ability to sell our products profitably. In the United States in recent years, new legislation has been proposed at the federal and state levels that would effect major changes in the healthcare system, either nationally or at the state level. These proposals have included prescription drug benefit proposals for Medicare beneficiaries introduced in Congress. Legislation creating a prescription drug benefit and making certain changes in Medicare reimbursement has recently been enacted by Congress. Given this legislation’s recent enactment, it is still too early to determine its impact on the pharmaceutical industry and our business. Further federal and state proposals are likely. The potential for adoption of these proposals may affect our ability to raise capital, obtain additional collaborators or market our products. Such proposals, if enacted, may reduce our revenues, increase our expenses or limit the markets for our products. In particular, we expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain protection for the intellectual property incorporated into our products, the value of our technology and products will be adversely affected.

Our success will depend in large part on our ability or the ability of our licensors to obtain and maintain protection in the United States and other countries for the intellectual property incorporated into our products. As of March 31, 2004, we had 37 issued United States and foreign patents and 39 pending United States and foreign patent applications. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions. Neither we nor our licensors may be able to obtain additional issued patents relating to our technology. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of the term of patent protection we may have for our products. In addition, our patents and our licensors’ patents may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

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

If we lose our licenses from Stanford University or Brigham and Women’s Hospital we will not be able to continue our business.

We hold licenses from The Board of Trustees of the Leland Stanford Junior University and The Brigham and Women’s Hospital, Inc. for patents, patent applications and know-how covering our technology generally and E2F Decoy specifically. These license agreements impose various diligence, commercialization, sublicensing, royalty, insurance, and other obligations on us. If we fail to comply with the obligations in the license agreements, the licensor may have the right to terminate the license and we may not be able to market products that were covered by the license including E2F Decoy. To date, we have met all of our obligations under these agreements.

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

Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, expenses, accounting for stock options and in-process research and development costs are subject to further review, interpretation and guidance from relevant accounting authorities, including the Securities and Exchange Commission. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this prospectus. We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. Although the standards have not been finalized and the timing of a final statement has not been established, the Financial Accounting Standards Board has announced their support for recording expense for the fair value of stock options granted. If we were to change our accounting policy to record expense for the fair value of stock options granted and retroactively restate all prior periods presented, then our operating expenses would increase. We rely heavily on stock options to motivate existing employees and attract new employees. If we are required to expense stock options, we may then choose to reduce our reliance on stock options as a motivation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. If we did not reduce our reliance on stock options, our reported losses would increase.

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

Our (a) executive officers and (b) directors and principal stockholders, together with their affiliates, as of March 31, 2004 beneficially owned approximately 6.6% and 55.2% of our voting stock, respectively, including shares subject to outstanding options. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. These stockholders will likely be able to determine the composition of our board of directors, possess the voting power to approve all matters requiring stockholder approval, and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

•                                          investors’ perceptions of us; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through March 31, 2004 included liquid money market accounts. Our short-term investments included readily marketable debt securities. Due to the short-term nature of these instruments, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio as of March 31, 2004.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2004, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations.  We are not currently involved in any material legal proceedings

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity

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

Our initial public offering of common stock commenced on February 12, 2004 and was completed after all of the shares of common stock that were registered were sold. The managing underwriters in our initial public offering were Credit Suisse First Boston LLC, Lehman Brothers Inc., CIBC World Markets Corp. and Piper Jaffray & Co. The aggregate offering price of the 6,900,000 shares registered and sold was $110.4 million. Of this amount, $7.7 million was paid in underwriting discounts and commissions, and an additional $1.9 million of expenses was incurred, of which approximately $900,000 was incurred during the year ended December 31, 2003 and $1.0 million was incurred during the three months ended March 31, 2004. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates.

We intend to use the net proceeds of the offering primarily for research and development of novel transcription factor decoys, to initiate, enroll and complete a phase 1/2 trial for E2F Decoy in AV graft and to complete our two phase 3 clinical trials for E2F Decoy.

As of March 31, 2004, we had applied the estimated aggregated net proceeds of $100.8 from our initial public offering as follows:

Working capital:	$9.7	million
Temporary investments:	$91.1	million

The foregoing amounts represent our best estimate of our use of proceeds for the period indicated.  No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries in the ordinary course of business.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to Vote of Security Holders

In January 2004, we submitted the following matters to our stockholders for their approval.  On January 22, 2004, our stockholders approved each of these matters, as set forth below.  We did not receive written consent from each stockholder.  As of the record date for taking such action, we had 20,113,906 shares of our common stock outstanding (on an as-if-converted basis).  The results of the voting from stockholders that returned written consents to us are as follows:

1.  The amendment and restatement of our Amended and Restated Certificate of Incorporation to (i) effect a one-for-four reverse stock split of our capital stock (including all outstanding warrants and options exercisable for shares of our capital stock), (ii) increase our authorized common stock by 7,270,000 shares from 92,730,000 to 100,000,000 shares (iii) decrease our authorized preferred stock by 55,101,780 shares from 73,469,040 to 18,367,260 shares, (iv) decrease our Series A preferred stock by 3,243,941 shares from 4,325,254 to 1,081,313 shares, (v), decrease our Series B preferred stock by 7,500,000 shares from 10,000,000 to 2,500,000 shares, (vi), decrease our Series B-1 preferred stock by 2,120,834 shares from 2,827,778 to 706,944 shares, (vii) decrease our Series C preferred stock by 36,000,000 shares from 48,000,000 to 12,000,000 shares, (viii) decrease our Series D preferred stock by 6,237,006 shares from 8,316,008 to 2,079,002 shares, and (ix) adjust the rights, preferences, privileges, restrictions and other matters relating to our Series A preferred stock, Series B preferred stock, Series B-1 preferred stock, Series C preferred stock and Series D preferred stock accordingly.

For:	11,800,523
Against:	0

2.  The amendment and restatement of our 1999 Equity Incentive Plan to increase the number of shares authorized thereunder by 50,000 shares from

2,969,949 to 3,019,949 shares; and

For:	11,800,523
Against:	0

3.  Approve the number of shares reserved for issuance pursuant to the 2003 Equity Incentive Plan, 2003 Employee Stock Purchase Plan and 2003 Non-Employee Directors’ Stock Option Plan in connection with our initial public offering.

For:	11,800,523
Against:	0

Recent Sales of Unregistered Securities

From January 1, 2004 through March 31, 2004, Corgentech sold and issued the following unregistered securities:

(1)          From January 1, 2004 through March 31, 2004, we granted stock options to purchase an aggregate of 258,125 shares of our common stock, at exercise prices ranging from $6.00 to $19.15 per share, to employees, consultants and directors, pursuant to our 1999 Equity Incentive Plan.  Our 1999 Equity Incentive Plan was amended and restated as our 2003 Equity Incentive Plan in connection with our initial public offering.  During this period, stock options to purchase an aggregate of 1,312 shares of our common stock were cancelled without being exercised.

(2)          From January 1, 2004 through March 31, 2004, we issued an aggregate of 30,530 shares of our common stock, at exercise prices ranging from $1.20 to $5.00 per share, for an aggregate of $144,222.50, pursuant to the exercise of outstanding stock options granted pursuant to our 1999 Equity Incentive Plan.  In addition, we issued 2,500 shares of our common stock, at an exercise price of $0.24, for $600.00, pursuant to outstanding stock options granted outside of our 1999 Equity Incentive Plan.

(3)          In February 2004, we issued 681,574 shares of our Series C preferred stock to 18 investors, in connection with the exercise of warrants to purchase up to 962,825 shares of our Series C preferred stock issued in February 2002 and October 2003.  The warrants had an exercise price of $7.40 per share.  Warrants to purchase 354,722 shares of our Series C preferred stock was exercised for an aggregate purchase price of $2,624,942.80 and warrants to purchase 612,558 shares of our Series C preferred stock were net exercised in connection with our initial public offering.

The sale and issuance of securities described in paragraphs (1) and (2) above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contract relating to compensation, as provided by Rule 701.

The sale and issuance of securities in paragraph (3) above was deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder.

Item 5.  Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, Corgentech is responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by Ernst & Young LLP, our independent auditor. Non-audit services are services other than those provided by Ernst & Young LLP in connection with an audit or a review of our financial statements. During the first quarter of 2004 our Audit Committee did not approve any non-audit services to be performed by Ernst & Young LLP.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit Number	Description of Document

31.1	Certification of President and Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1*	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Corgentech Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

(b) Reports on Form 8-K.

No reports were filed on Form 8-K during the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2004

Corgentech Inc.

/s/ John P. McLaughlin
John P. McLaughlin
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard Powers
Richard P. Powers
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)