Form 10-Q
period 2004-06-30
CORGENTECH INC
filed 2004-08-12
CIK 1131517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The total number of shares outstanding of the Registrant’s common stock as of July 31, 2004 was 27,722,249.

PART I: FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Corgentech Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2004	December 31, 2003 (Note 1)

Assets
Current assets:
Cash and cash equivalents	$11,473	$54,590
Short-term investments	127,966	—
Contract receivable, related party	9,735	6,941
Prepaid expenses and other current assets	2,113	2,695
Notes receivable from employees	125	79
Total current assets	151,412	64,305
Property and equipment, net	2,599	2,278
Restricted cash	642	639
Notes receivable from employees	127	168
Other long-term assets	1,475	1,933
Total assets	$156,255	$69,323

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Bank overdraft	$—	$1,322
Accounts payable	3,456	3,334
Current portion of deferred revenue, related party	7,692	7,692
Current portion of long-term debt	473	454
Accrued clinical trial liabilities	1,619	2,592
Other accrued liabilities	3,900	1,376
Refundable exercise price	582	519
Total current liabilities	17,722	17,289
Deferred revenue, related party, net of current portion	11,725	15,571
Long-term debt, less current portion	408	627
Deferred rent and accrued loss on sublease	414	322
Commitments
Convertible preferred stock, $0.001 par value; none and 18,367,259 shares authorized at June 30, 2004 and December 31, 2003, respectively; none and 17,327,139 shares designated, issued and outstanding at June 30, 2004 and December 31, 2003, respectively	—	114,332
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares and none authorized at June 30, 2004 and December 31, 2003, respectively; none issued or outstanding at June 30, 2004 and December 31, 2003, respectively	—	—
Common stock, $0.001 par value; 100,000,000 and 21,932,500 shares authorized at June 30, 2004 and December 31, 2003, respectively; 27,422,527 and 2,441,570 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	27	2
Additional paid-in capital	260,691	41,480
Notes receivable from officers	(43)	(43)
Deferred stock compensation	(16,909)	(18,300)
Accumulated other comprehensive loss	(426)	—
Accumulated deficit	(117,354)	(101,957)
Total stockholders’ equity (deficit)	125,986	(78,818)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$156,255	$69,323

See accompanying notes to condensed financial statements.

Corgentech Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Contract revenue, related party	$10,635	$—	$18,384	$—
Operating expenses:
Research and development	16,552	10,845	28,659	21,981
General and administrative	3,374	1,164	5,813	2,225
Total operating expenses	(19,926)	(12,009)	(34,472)	(24,206)
Loss from operations	(9,291)	(12,009)	(16,088)	(24,206)
Interest and other income	479	112	763	237
Interest and other expense	(20)	(13)	(72)	(19)
Net loss	$(8,832)	$(11,910)	$(15,397)	$(23,988)

Basic and diluted net loss per common share	$(0.32)	$(6.07)	$(0.72)	$(12.36)

Weighted average shares used to compute basic and diluted net loss per common share	27,301,791	1,961,861	21,525,168	1,940,130

See accompanying notes to condensed financials statements.

Corgentech Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	For the six months ended June 30,
	2004	2003

Net loss	$(15,397)	$(23,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	369	231
Amortization of deferred compensation, net of reversals	2,833	183
Changes in assets and liabilities:
Prepaid expenses and other current assets	583	462
Contract receivable, related party	(2,794)	—
Notes receivable from employees	(46)	(56)
Restricted cash	(3)	—
Other long-term assets	499	(6)
Accounts payable	122	(514)
Accrued clinical trial liabilities	(973)	2,363
Other accrued liabilities	2,524	1,048
Deferred revenue, related party	(3,846)	—
Deferred rent and accrual for loss on subleased property	92	(85)
Net cash used in operating activities	(16,037)	(20,362)

Investing activities
Purchase of property and equipment	(690)	(247)
Purchase of short-term investments	(168,642)	—
Sale of short-term investments	40,250	15,929
Net cash provided by (used in) investing activities	(129,082)	15,682

Financing activities
Proceeds from issuance of equipment loans	—	885
Repayment of equipment loans	(222)	(90)
Proceeds from issuance of common stock	103,546	6
Bank overdraft	(1,322)	734
Net cash provided by financing activities	102,002	1,535
Net decrease in cash and cash equivalents	(43,117)	(3,145)
Cash and cash equivalents at beginning of period	54,590	13,185
Cash and cash equivalents at end of period	$11,473	$10,040

Supplemental schedule of cash flow information
Interest paid	$50	$17

See accompanying notes to condensed financial statements.

Corgentech Inc.

Notes to Unaudited Condensed Financial Statements

Summary of Significant Accounting Policies

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Corgentech Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management these unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Corgentech’s financial position at June 30, 2004 and Corgentech’s results of operations and cash flows for the three- and six-month periods ended June 30, 2004 and 2003. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period.

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

The following table sets forth the computation of Corgentech’s basic and diluted net loss per share (in thousands, except share and per share amounts). All share amounts in the following table have been restated for all periods presented to reflect the reverse stock split which occurred during the first quarter of 2004 (See Note 5).

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Numerator for basic and diluted net loss per share:
Net loss	$(8,832)	$(11,910)	$(15,397)	$(23,988)

Denominator for basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	27,728,617	2,203,587	21,969,631	2,204,381
Less: weighted-average shares subject to repurchase	(426,826)	(241,726)	(444,463)	(264,251)

Weighted-average shares used in computing basic and diluted net loss per share	27,301,791	1,961,861	21,525,168	1,940,130

Basic and diluted net loss per share	$(0.32)	$(6.07)	$(0.72)	$(12.36)

Historical outstanding dilutive securities not included in diluted net loss per share
Options to purchase common stock	2,150,604	861,199
Warrants	12,500	167,325
Common stock subject to repurchase agreements	394,950	221,891
	2,558,054	1,250,415

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities, in accordance with SFAS No. 130, Reporting Comprehensive Income.

Comprehensive loss and its components for the three- and six-month periods ended June 30, 2004 and 2003 are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Net loss	$(8,832)	$(11,910)	$(15,397)	$(23,988)
Change in unrealized loss on investments	(386)	(69)	(426)	(81)
Comprehensive loss	$(9,218)	$(11,979)	$(15,823)	$(24,069)

4. Stock Options

Corgentech accounts for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, and related interpretations and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123.

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended March 31,		For the six months ended June 30,
	2004	2003	2004	2003

Dividend yield	—	—	—	—
Risk-free interest rate	2.40%	2.87%	3.60%	2.87%
Volatility	80%	80%	80%	80%
Expected life	4 years	4 years	4 years	4 years

The following table illustrates the effect on net loss and net loss per common share had we applied the fair value provisions of SFAS No. 123 to employee stock compensation (in thousands, except per share numbers):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Net loss, as reported	$(8,832)	$(11,910)	$(15,397)	$(23,988)
Add: Stock-based employee compensation expense, included in reported net loss	1,327	140	2,571	173
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,522)	(230)	(2,933)	(282)

Pro forma net loss under fair value method for all awards	$(9,027)	$(12,000)	$(15,759)	$(24,097)

Loss per share (basic and diluted):
As reported	$(0.32)	$(6.07)	$(0.72)	$(12.36)
Pro forma	$(0.33)	$(6.12)	$(0.73)	$(12.42)

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

7. Contract Revenue, Related Party

For the three and six months ended June 30, 2004 we recorded revenues from Bristol-Myers Squibb Company, or BMS, of $10.6 million and $18.4 million, respectively, consisting of $8.7 million and $14.6 million attributable to the reimbursement by BMS of expenses associated with E2F Decoy research and development, respectively, and the recognition of $1.9 million and $3.8 million of deferred revenue from BMS, respectively. We did not record revenues for the three and six months ended June 30, 2003.

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

9. Subsequent events

In July 2004, we entered into two office lease agreements, one in South San Francisco, California for approximately 7,300 square feet and the other in Conshohoken, Pennsylvania for approximately 2,148 square feet expandable to 2,706 square feet. The lease in California has a two-year term and represents a commitment of approximately $700,000 in aggregate. The lease in Pennsylvania has a five-year term and represents a commitment of approximately $360,000 in aggregate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including particularly the sections entitled “Business Risks” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of these terms or other comparable terminology. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission.

Overview

Corgentech is a biopharmaceutical company focused on the discovery, development and commercialization of a novel class of therapeutics called transcription factor decoys, or TF decoys, that treat disease through the regulation of gene expression. Transcription factor decoys bind to and inactivate transcription factors, which regulate gene expression and control biological processes. We are initially focusing our TF decoy discovery efforts on cardiovascular disease, inflammatory disease, such as arthritis, and cancer. Our most advanced TF decoy, E2F Decoy, a combination drug and delivery device, is in two Phase 3 clinical trials for the prevention of vein graft failure. In September 2003, we completed patient enrollment for both of our Phase 3 clinical trials. We expect results from our Coronary Artery Bypass Graft, or CABG, trial in the first quarter of 2005 and results from our Peripheral Bypass Graft, or PBG, trial in the fourth quarter of 2004. In May 2004, we initiated a Phase 1/2 clinical trial for our E2F Decoy in a new indication, the prevention of arterio-venous, or AV, graft failure. We were incorporated in January 1999 and we have incurred significant losses each year.

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

Research and Development Expenses

During the three and six months ended June 30, 2004, we incurred research and development expenses for E2F Decoy of approximately $14.2 million and $24.2 million, respectively. During the three and six months ended June 30, 2004, we also incurred $2.4 million and $4.5 million respectively in non-E2F related research and development expenses. In October 2003, we entered into our collaboration agreement with BMS, under which BMS is obligated to fund a majority of the ongoing costs of developing E2F Decoy for CABG, PBG and AV graft failure. During the three and six months ended June 30, 2004, we recorded approximately $8.7 million and $14.6 million, respectively, in reimbursable expenses due from BMS, as contract revenue, related party.

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

General and Administrative Expenses

General and administrative expenses consist of compensation, professional services and other expenses related to facilities, legal, finance and information systems.

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

Stock compensation expense, which is a non-cash charge, results from stock option grants at exercise prices below the deemed fair value of the underlying common stock. Stock compensation is amortized on a straight-line basis over the vesting period of the underlying option, generally four years. From inception through June 30, 2004, we recorded deferred stock compensation expense of $20.7 million which is amortized over the vesting period of the options using the straight line method. At June 30, 2004, we had a total of $16.9 million remaining to be amortized.

The total unamortized deferred stock compensation recorded for all option grants through June 30, 2004, is expected to be amortized as follows: $2.6 million during the remainder of the year ending December 31, 2004, $5.1 million during the year ending December 31, 2005, $5.0 million during the year ending December 31, 2006 and $4.2 million during the year ending December 31, 2007 and $34,000 during the year ending December 31, 2008.

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Contract Revenue, Related Party. Contract revenue, related party increased to $10.6 million for the three months ended June 30, 2004 from $0 for the three months ended June 30, 2003. The increase of $10.6 million in revenue was attributable to the reimbursement by BMS of $8.7 million in expenses associated with E2F Decoy research and development and the recognition of $1.9 million of deferred revenue from BMS.

Research and Development Expenses. Research and development expenses increased to $16.6 million for the three months ended June 30, 2004 from $10.8 million for the three months ended June 30, 2003. The increase in research and development of $5.8 million was primarily the result of an increase of $1.7 million in expenses related to E2F drug and device development, $1.5 million in expenses associated with higher payroll and non-cash stock compensation expenses and related expenses, and $1.5 million in personnel, material and outside services expenses associated with the expansion of our research pipeline in inflammatory disease and cancer. We do not expect that research and development costs will be significantly different in the second half of 2004 from the first half of 2004.

General and Administrative Expenses. General and administrative expenses increased to $3.4 million for the three months ended June 30, 2004 from $1.2 million for the three months ended June 30, 2003. The increase of $2.2 million was primarily attributable to higher payroll and non-cash stock compensation expenses and related expenses of $1.3 million, $460,000 related to increased marketing expenses and $277,000 in higher expenses related to operating as a public company.

We expect our general and administrative expenses to increase substantially due to the costs associated with being a publicly traded company and the infrastructure necessary to support the potential commercialization of E2F Decoy. We also expect to incur marketing expenses during the year ending December 31, 2004 related to pre-launch activities associated with E2F Decoy.

Interest and Other Income. Interest and other income increased to $479,000 for the three months ended June 30, 2004 from $112,000 for the three months ended June 30, 2003 as a result of higher average cash, cash equivalent and short-term investment balances from proceeds from our initial public offering.

Interest and Other Expense. Interest and other expense increased to $20,000 for the three months ended June 30, 2004 from $13,000 for the three months ended June 30, 2003. Interest expense increased due to higher equipment loan balances in 2004 versus 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Contract Revenue, Related Party. Contract revenue, related party increased to $18.4 million for the six months ended June 30, 2004 from $0 for the six months ended June 30, 2003. The increase of $18.4 million in revenue was attributable to the reimbursement by BMS of $14.6 million in expenses associated with E2F Decoy research and development and the recognition of $3.8 million of deferred revenue from BMS.

Research and Development Expenses. Research and development expenses increased to $28.7 million for the six months ended June 30, 2004 from $22.0 million for the six months ended June 30, 2003. The increase in research and development of $6.7 million was primarily the result of an increase of $2.5 million in expenses associated with higher payroll and non-cash stock compensation expenses and related expenses, $1.7 million in expenses related to E2F drug and device development, and $2.5 million in personnel, material and outside services expenses associated with the expansion of our research pipeline in inflammatory disease and cancer.

General and Administrative Expenses. General and administrative expenses increased to $5.8 million for the six months ended June 30, 2004 from $2.2 million for the six months ended June 30, 2003. The increase of $3.6 million was primarily attributable to higher payroll and non-cash stock compensation expenses and related expenses of $2.3 million, $540,000 related to increased marketing expenses and $442,000 in higher expenses related to operating as a public reporting company.

Interest and Other Income. Interest and other income increased to $763,000 for the six months ended June 30, 2004 from $237,000 for the six months ended June 30, 2003 as a result of higher average cash, cash equivalent and short-term investment balances from proceeds from our initial public offering.

Interest and Other Expense. Interest and other expense increased to $72,000 for the six months ended June 30, 2004 from $19,000 for the six months ended June 30, 2003. Interest expense increased due to higher equipment loan balances in 2004 versus 2003.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations primarily through the issuance of equity securities, capital equipment financing and payments from BMS pursuant to our recent collaboration. Through June 30, 2004, we had received net proceeds of $216.8 million from the issuance of shares of common stock and preferred stock, $1.4 million from capital equipment financing and $36.9 million from BMS. At June 30, 2004, we had $139.4 million in cash, cash equivalents and short-term investments and had $642,000 of restricted cash pledged as collateral for letters of credit for our leased facilities. In February 2004, we issued 6,900,000 shares of common stock at $16.00 per share upon the closing of our initial public offering in which we raised approximately $100.8 million, net of underwriting discounts and commissions and estimated expenses.

Pursuant to our collaboration agreement, BMS has agreed to fund a majority of ongoing development costs incurred towards the development of E2F Decoy for the prevention of bypass graft failure and prevention of AV graft failure. We believe that our available cash, cash equivalents and short-term investments will be sufficient to fund anticipated levels of operations through at least mid-2005.

Cash Flows

Net cash used in operating activities was $16.0 million and $20.4 million for the six months ended June 30, 2004 and 2003, respectively. The decrease of cash used in operations of $4.4 million was primarily due to an $8.6 million decrease in the net loss arising from the recognition of revenue from our collaboration agreement with BMS, offset by a $3.8 million decrease in deferred revenue.

Net cash provided by/used in investing activities was cash used of $129.1 million for the six months ended June 30, 2004 compared to cash provided by investment activities of $15.7 million for the six months ended June 30, 2003. The decrease in net cash provided by investing activities of $144.8 million was primarily due to a net increase in purchases of short-term investments of

$144.3 million.

Net cash provided by financing activities was $102.0 million and $1.5 million for the six months ended June 30, 2004 and 2003, respectively. The increase in net cash provided by financing activities of $100.5 million was primarily due to receipt of net proceeds of $100.8 million from the sale of common stock in our initial public offering in February 2004 and proceeds of $2.7 million from the exercise of warrants and stock options.

Credit Facility

In February 2003, we entered into an equipment line of credit with GE Capital Corporation providing funding of up to $1.5 million. At June 30, 2004, we had drawn down $1.4 million on the line of credit. Amounts under the line of credit are secured by the equipment purchased.

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

We do not expect to generate significant additional funds, other than reimbursements and milestone payments that we receive from our collaboration with BMS, until we successfully obtain marketing approval for, and begin selling, E2F Decoy. We believe that the key factors that will affect our internal and external sources of cash are:

•                                          the success of our other clinical and preclinical development programs;

•                                          our ability to successfully obtain marketing approval for and to commercially launch E2F Decoy;

•                                          our ability to maintain our collaboration with BMS and enter into other strategic collaborations with biotechnology and pharmaceutical companies and the success of such collaborations; and

•                                          the receptivity of the capital markets to financings by biotechnology companies.

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

Contractual Obligations

Our outstanding contractual obligations relate to our equipment debt financings, facilities leases, and obligations under our agreement with our third-party contract manufacturer. Our contractual obligations as of June 30, 2004 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Equipment financing	$1.0	$0.5	$0.5	$—	$—
Operating leases	4.5	1.9	2.4	0.2	—
Manufacturing development agreement	2.1	1.8	0.2	0.1	—

Total contractual cash obligations	$7.6	$4.2	$3.1	$0.3	$—

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

We have also entered into letters of credit totaling $642,000 securing our operating lease obligations.

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

In order to produce E2F Decoy in the quantities that we anticipate will be required to meet anticipated market demand, we need to increase, or scale up, the production process by a significant factor over the current level of production of the active pharmaceutical ingredient. If we are unable to do so, we may not be able to produce E2F Decoy in sufficient quantities to meet the requirements for the launch of the product or to meet future demand. In addition, if the scaled up production process is not efficient, our gross margins may be reduced.

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

There are a growing number of approved therapies for the prevention or treatment of cardiovascular disease and end stage renal disease, or ESRD. These include cholesterol lowering agents, agents to prevent or disrupt blood clots, drug eluting stents, balloon angioplasty, arterial bypass grafts and synthetic conduits used for bypass and use of AV fistulae to provide vascular access for ESRD patients. Some or all of these treatments could reduce the size of the CABG, PBG and AV graft markets. These treatments are marketed by major pharmaceutical and/or medical device companies. In particular, drug eluting stents were only approved for use in 2003 and could potentially result in a significant decrease in bypass graft procedure volumes. Two drug eluting stents have been approved in the United States and are being marketed by Johnson & Johnson and Boston Scientific Corporation, two companies with significant financial and marketing resources. In addition, various other treatments for cardiovascular disease are in various stages of preclinical or clinical testing by other companies. These therapies could also affect the size of the CABG, PBG and/or AV graft markets or could result in pricing pressure if we receive marketing approval for E2F Decoy.

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

We do not have any products approved for marketing. We have a limited history of operations and have focused primarily on clinical trials of E2F Decoy. We have incurred net losses since our inception. As of June 30, 2004, we had an accumulated deficit of approximately $117.4 million. We expect to incur substantial net losses to further develop and commercialize E2F Decoy and do not know whether or when we will become profitable. If we are unable to generate significant revenues from E2F Decoy or attain profitability, we will not be able to sustain our operations.

We will need additional financing, which may be difficult to obtain. If we fail to obtain necessary financing or do so on unattractive terms, our development programs and other operations could be harmed.

We will require substantial funds to conduct development, including preclinical testing and clinical trials of our potential products including E2F Decoy. We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations through at least mid-2005. BMS will fund a majority of the ongoing development costs we incur for the development of E2F Decoy for CABG, PBG and AV graft failure. We expect to increase our spending significantly as we expand our infrastructure, development programs and commercialization activities and our future capital requirements will depend on many factors, including:

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

Our strategy to develop, manufacture and commercialize our products includes entering into various relationships with pharmaceutical companies with respect to some programs to advance such programs and reduce our expenditures on such programs. To date, we have entered into one collaboration agreement regarding E2F Decoy. Our other product candidates will target highly competitive therapeutic markets in which we have limited experience and expertise. If we are unable to develop this expertise ourselves, we will need to enter into agreements with a larger biotechnology or pharmaceutical company to provide us with the necessary resources and experience for the development and commercialization of products in these markets. There are a limited number of companies with the resources necessary to develop our future products commercially, and we may be unable to attract any of these firms. A company that has entered into a collaboration agreement with one of our competitors may choose not to enter into a collaboration agreement with us. We may not be able to negotiate any collaborations on acceptable terms or at all. If we are not able to establish collaborative arrangements, we may have to reduce or delay further development of some of our programs and/or increase our expenditures and undertake the development activities at our own expense. If we elect to increase our expenditures to fund our development programs, we will need to obtain additional capital, which may not be available on acceptable terms or at all.

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

We have employment agreements with Mr. McLaughlin, Richard P. Powers, our Vice President and Chief Financial Officer, Todd J. Lorenz, our Chief Medical Officer, Leslie M. McEvoy, our Vice President, Research, James Z. Huang, our Vice President, Business Development and Commercial Operations, and Patrick Broderick, our Vice President and General Counsel. Each of our officers and key employees may terminate their employment without notice and without cause or good reason. We currently are not aware that any officer or key employee is planning to leave or retire.

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

We are rapidly expanding our operations and expect to continue to grow our research and development, product development and administrative operations. We expanded our workforce, located in both California and Pennsylvania from 72 full-time employees on December 31, 2003 to 106 full-time employees on June 30, 2004. To manage any further growth and to commercialize E2F Decoy, we will be required to improve existing and implement new operational and financial systems, procedures and controls and expand, train and manage our growing employee base. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our anticipated growth. If we are unable to manage our growth effectively, our business could be harmed.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact upon our ability to sell our products profitably. In the United States in recent years, new legislation has been proposed at the federal and state levels that would effect major changes in the healthcare system, either nationally or at the state level. These proposals have included prescription drug benefit proposals for Medicare beneficiaries introduced in Congress. Legislation creating a prescription drug benefit and making certain changes in Medicare reimbursement has recently been enacted by Congress. Given this legislation’s recent enactment, it is still too early to determine its impact on the pharmaceutical industry and our business. Further federal and state proposals are likely.  More recently, administrative proposals are pending that would change the method for calculating the reimbursement of certain drugs.  The potential for adoption of these proposals may affect our ability to raise capital, obtain additional collaborators or market our products. Such proposals, if enacted, may reduce our revenues, increase our expenses or limit the markets for our products. In particular, we expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain protection for the intellectual property incorporated into our products, the value of our technology and products will be adversely affected.

Our success will depend in large part on our ability or the ability of our licensors to obtain and maintain protection in the United States and other countries for the intellectual property incorporated into our products. As of June 30, 2004, we had 38 issued United States and foreign patents and 44 pending United States and foreign patent applications. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions. Neither we nor our licensors may be able to obtain additional issued patents relating to our technology. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of the term of patent protection we may have for our products. In addition, our patents and our licensors’ patents may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

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

Our (a) executive officers and (b) directors and principal stockholders, together with their affiliates, as of June 30, 2004 beneficially owned approximately 6.6% and 55.2% of our voting stock, respectively, including shares subject to outstanding options. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. These stockholders will likely be able to determine the composition of our board of directors, possess the voting power to approve all matters requiring stockholder approval, and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Upon the closing of our initial public offering on February 18, 2004, we had 27,730,292 shares of common stock outstanding, including 6,900,000 shares sold in our initial public offering. Of the remaining 20,830,292 shares outstanding upon the closing of our initial public offering, approximately 15,019,134 shares may be sold pursuant to Rule 144, 144(k) and 701.

Existing stockholders holding an aggregate 15,044,227 shares of common stock and 12,500 shares underlying a warrant, have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission. If we register their shares of common stock, they can sell those shares in the public market.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from June 30, 2004 levels, the fair value of our portfolio would decline by approximately $600,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of June 30, 2004, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Use of Proceeds.

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

Our initial public offering of common stock commenced on February 12, 2004 and was completed after all of the shares of common stock that were registered were sold. The managing underwriters in our initial public offering were Credit Suisse First Boston LLC, Lehman Brothers Inc., CIBC World Markets Corp. and Piper Jaffray & Co. The aggregate offering price of the 6,900,000 shares registered and sold was $110.4 million. Of this amount, $7.7 million was paid in underwriting discounts and commissions, and an additional $1.9 million of expenses was incurred, of which approximately $900,000 was incurred during the year ended December 31, 2003 and $1.0 million was incurred during the six months ended June 30, 2004. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates.

We intend to use the net proceeds of the offering primarily for research and development of novel transcription factor decoys, to initiate, enroll and complete a Phase 1/2 trial for E2F Decoy in AV graft and to complete our two Phase 3 clinical trials for E2F Decoy.

As of June 30, 2004, we had applied the estimated aggregated net proceeds of $100.8 from our initial public offering as follows:

Working capital:	$29.6	million
Temporary investments:	$71.2	million

The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries in the ordinary course of business.

Issuer Purchases of Equity.

During the three months ended June 30, 2004, we repurchased 2,209 shares of our common stock from an employee at an average price of $1.22 per share pursuant to our right of repurchase upon such employee’s termination of employment.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Corgentech Inc. was held on May 13, 2004 for the purpose of:

(1)	electing two directors to our board of directors to serve until the 2007 annual meeting of stockholders;

(2)	to ratify the selection of Ernst & Young LLP as our independent auditors for our fiscal year ending December 31, 2004; and

(3)	to transact such other business as may properly come before the meeting or any adjournment or postponement thereof.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. The final vote on the proposals were recorded as follows:

Proposal 1:

Election of two directors for three-year terms expiring at the 2007 annual meeting:

Nominee	For	Withheld
Victor J. Dzau, M.D.	20,054,655	400,718
John P. McLaughlin	20,054,680	400,693

Proposal 2:

The selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004 was ratified by the following vote:

For	Against	Abstain
20,436,725	12,587	6,061

Item 5.  Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, Corgentech is responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by Ernst & Young LLP, our independent auditor. Non-audit services are services other than those provided by Ernst & Young LLP in connection with an audit or a review of our financial statements. During the six months ended June 30, 2004 our Audit Committee approved the engagement of Ernst & Young LLP to perform tax compliance services.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit Number	Description of Document

10.32	Employment Letter, dated April 30, 2004, with Patrick Broderick.

31.1	Certification of President and Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1*	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Corgentech Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(b) Reports on Form 8-K.

We filed a Form 8-K dated April 29, 2004, furnishing under “Item 12. Disclosure of Results of Operations and Financial Condition” a press release reporting our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2004

Corgentech Inc.

/s/ John P. McLaughlin
John P. McLaughlin
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard Powers
Richard P. Powers
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)