Form 10-Q
period 2004-09-30
CORGENTECH INC
filed 2004-11-10
CIK 1131517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The total number of shares outstanding of the Registrant’s common stock as of October 27, 2004 was 27,791,686.

PART I: FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Corgentech Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2004	December 31, 2003 (Note 1)

Assets
Current assets:
Cash and cash equivalents	$13,095	$54,590
Short-term investments	117,626	—
Contract receivable, related party	8,602	6,941
Prepaid expenses and other current assets	2,289	2,696
Notes receivable from employees	114	79
Total current assets	141,726	64,306
Property and equipment, net	3,077	2,278
Restricted cash	669	638
Notes receivable from employees	127	168
Other long-term assets	1,244	1,933
Total assets	$146,843	$69,323

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Bank overdraft	$—	$1,322
Accounts payable	5,201	3,334
Current portion of deferred revenue, related party	7,692	7,692
Current portion of long-term debt	483	454
Accrued clinical trial liabilities	1,119	2,592
Other accrued liabilities	5,900	1,376
Refundable exercise price	529	519
Total current liabilities	20,924	17,289
Deferred revenue, related party, net of current portion	9,802	15,571
Long-term debt, less current portion	283	627
Deferred rent and accrued loss on sublease	441	322
Commitments
Convertible preferred stock, $0.001 par value; none and 18,367,259 shares authorized at September 30, 2004 and December 31, 2003, respectively; none and 17,327,139 shares designated, issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	114,332
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares and none authorized at September 30, 2004 and December 31, 2003, respectively; none issued or outstanding at September 30, 2004 and December 31, 2003, respectively	—	—
Common stock, $0.001 par value; 100,000,000 and 21,932,500 shares authorized at September 30, 2004 and December 31, 2003, respectively; 27,524,512 and 2,441,570 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	28	2
Additional paid-in capital	261,172	41,480
Notes receivable from officers	(40)	(43)
Deferred stock compensation	(15,652)	(18,300)
Accumulated other comprehensive loss	(283)	—
Accumulated deficit	(129,832)	(101,957)
Total stockholders’ equity (deficit)	115,393	(78,818)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$146,843	$69,323

See accompanying notes to condensed financial statements.

Corgentech Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Contract revenue, related party	$9,266	$—	$27,651	$—
Operating expenses:
Research and development	18,172	13,642	46,831	35,622
General and administrative	4,119	1,058	9,932	3,284
Total operating expenses	(22,291)	(14,700)	(56,763)	(38,906)
Loss from operations	(13,025)	(14,700)	(29,112)	(38,906)
Interest and other income	565	23	1,328	259

Interest and other expense	(19)	(1,047)	(91)	(1,065)

Net loss	$(12,479)	$(15,724)	$(27,875)	$(39,712)

Basic and diluted net loss per common share	$(0.46)	$(7.78)	$(1.19)	$(20.19)

Weighted average shares used to compute basic and diluted net loss per common share	27,391,031	2,020,200	23,494,728	1,967,113

See accompanying notes to condensed financials statements.

Corgentech Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	For the nine months ended September 30,
	2004	2003

Net loss	$(27,875)	$(39,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	593	321
Amortization of deferred compensation, net of reversals	4,175	394
Noncash interest expense	—	1,005
Forgiveness of notes receivable	4	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	407	264
Contract receivable, related party	(1,661)	—
Notes receivable from employees	6	(44)
Restricted cash	(31)	(800)
Other long-term assets	689	(9)
Accounts payable	1,867	2,044
Accrued clinical trial liabilities	(1,473)	2,944
Other accrued liabilities	4,524	2,781
Deferred revenue, related party	(5,769)	—
Deferred rent and accrual for loss on subleased property	119	124
Net cash used in operating activities	(24,425)	(30,688)

Investing activities
Purchase of property and equipment	(1,392)	(647)
Purchase of short-term investments	(210,259)	(1,000)
Sale of short-term investments	92,350	16,929
Net cash provided by (used in) investing activities	(119,301)	15,282

Financing activities
Proceeds from issuance of bridge loans	—	8,000
Proceeds from issuance of equipment loans	—	1,203
Repayment of equipment loans	(337)	(200)
Proceeds from issuance of common stock	103,890	188
Bank overdraft	(1,322)	(610)
Net cash provided by financing activities	102,231	8,581
Net decrease in cash and cash equivalents	(41,495)	(6,825)
Cash and cash equivalents at beginning of period	54,590	13,185
Cash and cash equivalents at end of period	$13,095	$6,360

Supplemental schedule of cash flow information
Interest paid	$68	$33

See accompanying notes to condensed financial statements.

Corgentech Inc.

Notes to Unaudited Condensed Financial Statements

Summary of Significant Accounting Policies

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Corgentech Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management these unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Corgentech’s financial position at September 30, 2004 and Corgentech’s results of operations and cash flows for the three- and nine-month periods ended September 30, 2004 and 2003. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Numerator for basic and diluted net loss per share:
Net loss	$(12,479)	$(15,724)	$(27,875)	$(39,712)

Denominator for basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	27,757,226	2,223,865	23,912,911	2,210,947
Less: weighted-average shares subject to repurchase	(366,195)	(203,665)	(418,183)	(243,834)

Weighted-average shares used in computing basic and diluted net loss per share	27,391,031	2,020,200	23,494,728	1,967,113

Basic and diluted net loss per share	$(0.46)	$(7.78)	$(1.19)	$(20.19)

Historical outstanding dilutive securities not included in diluted net loss per share
Options to purchase common stock	2,481,496	766,324
Warrants	—	168,284
Common stock subject to repurchase agreements	326,592	304,685
	2,808,088	1,239,293

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities, in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.

Comprehensive loss and its components for the three- and nine-month periods ended September 30, 2004 and 2003 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Net loss	$(12,479)	$(15,724)	$(27,875)	$(39,712)
Change in unrealized loss on investments	143	—	(283)	(81)
Comprehensive loss	$(12,336)	$(15,724)	$(28,158)	$(39,793)

4. Stock-Based Compensation

Corgentech accounts for employee stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, and related interpretations and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123.

We estimate the fair value of our stock-based awards to employees using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended September 30,				For the nine months ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
	Stock option plans		ESPP		Stock option plans		ESPP
Dividend yield	—	—	—	—	—	—	—	—
Risk-free interest rate	3.10%	2.87%	1.39%	—	3.03%	2.87%	1.39%	—
Volatility	80%	80%	80%	—	80%	80%	80%	—
Expected life	4 years	4 years	6 months	—	4 years	4 years	6 months	—

The following table illustrates the effect on net loss and net loss per common share had we applied the fair value provisions of SFAS No. 123 to employee stock compensation (in thousands, except per share numbers):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Net loss, as reported	$(12,479)	$(15,724)	$(27,875)	$(39,712)
Add: Stock-based employee compensation expense, included in reported net loss	1,274	207	3,845	380
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,768)	(257)	(4,701)	(539)

Pro forma net loss under fair value method for all awards	$(12,973)	$(15,774)	$(28,731)	$(39,871)

Loss per share (basic and diluted):
As reported	$(0.46)	$(7.78)	$(1.19)	$(20.19)
Pro forma	$(0.47)	$(7.81)	$(1.22)	$(20.27)

Stock compensation expense, which is a non-cash charge, results from stock option grants at exercise prices below the deemed fair value of the underlying common stock. Stock compensation is amortized on a straight-line basis over the vesting period of the underlying option, generally four years. From inception through September 30, 2004, we recorded deferred stock compensation expense of $20.8 million, which is amortized over the vesting period of the options using the straight-line method. At September 30, 2004, we had a total of $15.7 million remaining to be amortized.

The total unamortized deferred stock compensation recorded for all option grants through September 30, 2004, is expected to be amortized as follows: $1.3 million during the remainder of the year ending December 31, 2004, $5.1 million during the year ending December 31, 2005, $5.0 million during the year ending December 31, 2006 and $4.2 million during the year ending December 31, 2007 and $34,000 during the year ending December 31, 2008.

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

6. Stockholder’s Equity (Deficit)

In February 2004, we issued 6,900,000 shares of common stock at $16.00 per share upon the closing of our initial public offering in which we raised approximately $100.8 million, net of underwriting discounts and commissions and expenses. At the time of the initial public offering all then outstanding shares of convertible preferred stock were converted into shares of common stock.

7. Contract Revenue, Related Party

For the three and nine months ended September 30, 2004 we recorded revenues from Bristol-Myers Squibb Company, or BMS, of $9.3 million and $27.7 million, respectively, consisting of $7.4 million and $21.9 million attributable to the reimbursement by BMS of expenses associated with E2F Decoy research and development, respectively, and the recognition of $1.9 million and $5.8 million of deferred revenue from BMS, respectively. We did not record revenues for the three and nine months ended September 30, 2003.

8. Recent Accounting Pronouncements

 On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95” (proposed FAS 123R), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. We would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. The proposed FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. We are currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

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

Overview

Corgentech is a biopharmaceutical company focused on the discovery, development and commercialization of a novel class of therapeutics called transcription factor decoys, or TF decoys, that treat disease through the regulation of gene expression. Transcription factor decoys bind to and inactivate transcription factors, which regulate gene expression and control biological processes. We are initially focusing our TF decoy discovery efforts on cardiovascular disease, inflammatory disease, and cancer. Our most advanced product, E2F Decoy, a combination drug and delivery device, is in two Phase 3 clinical trials for the prevention of vein graft failure. In September 2003, we completed patient enrollment for both of our Phase 3 clinical trials. We expect results from our Peripheral Bypass Graft, or PBG, trial in the fourth quarter of 2004 and results from our Coronary Artery Bypass Graft, or CABG, trial in the first quarter of 2005. Our Phase 3 clinical trials in CABG and PBG are separate trials with unique designs conducted with different patient populations and indications. Clinical data could differ materially from one trial to the other, and the results of one trial may not be seen in the other. If the data from one or both of our Phase 3 clinical trials is not satisfactory, we may not proceed with our planned filing of an application for approval or we may be forced to delay the filing or narrow the indication for which we are seeking marketing approval.  In May 2004, we initiated a Phase 1/2 clinical trial for our E2F Decoy in a new indication, the prevention of arterio-venous, or AV, graft failure.  In September 2004, we announced that we planned to initiate a Phase 1/2 clinical trial in the first half of 2005 in eczema with NF-Kappa-B Decoy (NF – κB Decoy), a selective inhibitor of inflammatory response.  We were incorporated in January 1999 and we have incurred significant losses each year.

In October 2003, we entered into global collaboration agreements with Bristol-Myers Squibb Company, or BMS, for the development and commercialization of E2F Decoy for all indications. We and BMS will co-promote E2F Decoy in the United States and share equally in profits and losses. We have granted BMS the exclusive right to commercialize E2F Decoy outside the United States pursuant to a royalty-bearing license. Under our agreements with BMS, BMS is obligated to fund a majority of the ongoing development costs associated with E2F Decoy.

In September 2004, we licensed a novel peptide delivery system from Cyclacel Limited, or Cyclacel, for potential use to assist in the systemic delivery of TF Decoys.  The license grants Corgentech use of Cyclacel’s proprietary Penetratin delivery technology with TF Decoys.  We paid Cyclacel an up-front payment and will pay Cyclacel milestone payments and royalties if licensed products are commercialized.

Financial Operations Overview

Revenues

We have not generated any revenues from sales of commercial products since our inception and do not expect to generate any revenue, other than contract revenues and milestone payments, until at least 2005. BMS will have the right to record all United States product sales.

Research and Development Expenses

During the three and nine months ended September 30, 2004, we incurred research and development expenses for E2F Decoy of approximately $13.5 million and $37.7 million, respectively. During the three and nine months ended September 30, 2004, we also incurred $4.6 million and $9.1 million respectively in non-E2F related research and development expenses. In October 2003, we entered into our collaboration agreement with BMS, under which BMS is obligated to fund a majority of the ongoing costs of developing E2F Decoy for CABG, PBG and AV graft failure. During the three and nine months ended September 30, 2004, we recorded approximately $7.4 million and $21.9 million, respectively, in reimbursable expenses due from BMS, as contract revenue, related party.

We currently have one clinical product candidate, E2F Decoy. A majority of the expenses related to completion of our two Phase 3 clinical trials and post-approval trials for E2F Decoy will be reimbursed by BMS pursuant to our collaboration agreement. Due to the significant risks and uncertainties inherent in the clinical development, manufacturing and regulatory approval process, the cost to complete our development of E2F Decoy for AV graft failure, NF – κB Decoy for eczema and other product candidates is not accurately predictable. Results from clinical trials and manufacturing development may not be favorable. Further, data from clinical trials is subject to varying interpretation and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals.

General and Administrative Expenses

General and administrative expenses consist of compensation, professional services and other expenses related to facilities, legal, finance and information systems.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock compensation expense, which is a non-cash charge, results from stock option grants at exercise prices below the deemed fair value of the underlying common stock. Stock compensation is amortized on a straight-line basis over the vesting period of the underlying option, generally four years. From inception through September 30, 2004, we recorded deferred stock compensation expense of $20.8 million, which is amortized over the vesting period of the options using the straight-line method. At September 30, 2004, we had a total of $15.7 million remaining to be amortized.

The total unamortized deferred stock compensation recorded for all option grants through September 30, 2004, is expected to be amortized as follows: $1.3 million during the remainder of the year ending December 31, 2004, $5.1 million during the year ending December 31, 2005, $5.0 million during the year ending December 31, 2006 and $4.2 million during the year ending December 31, 2007 and $34,000 during the year ending December 31, 2008.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Contract Revenue, Related Party. Contract revenue, related party increased to $9.3 million for the three months ended September 30, 2004 from $0 for the three months ended September 30, 2003. The increase of $9.3 million in revenue was attributable to the reimbursement by BMS of $7.4 million in expenses associated with E2F Decoy research and development and the recognition of $1.9 million of deferred revenue from BMS.

Research and Development Expenses. Research and development expenses increased to $18.2 million for the three months ended September 30, 2004 from $13.6 million for the three months ended September 30, 2003. The increase in research and development expenses of $4.6 million was primarily the result of an increase of  $2.9 million in personnel, material and outside services expenses associated with the expansion of our research pipeline in inflammatory disease and cancer, $1.2 million in expenses associated with higher payroll and non-cash stock compensation expenses and related expenses, and $380,000 in professional services related to E2F Decoy development. We expect that research and development costs will trend up slightly in the last quarter of 2004.

General and Administrative Expenses. General and administrative expenses increased to $4.1 million for the three months ended September 30, 2004 from $1.0 million for the three months ended September 30, 2003. The increase of $3.1 million was primarily attributable to higher payroll and non-cash stock compensation expenses and related expenses of $1.5 million, $970,000 related to increased marketing expenses and $370,000 in higher expenses related to operating as a public company.

We expect our general and administrative expenses to increase substantially due to the costs associated with being a publicly traded company and the infrastructure necessary to support the potential commercialization of E2F Decoy. We also expect to incur marketing expenses during the fourth quarter of 2004 related to pre-launch activities associated with E2F Decoy.

Interest and Other Income. Interest and other income increased to $565,000 for the three months ended September 30, 2004 from $23,000 for the three months ended September 30, 2003 as a result of higher average cash, cash equivalent and short-term investment balances from proceeds from our initial public offering.

Interest and Other Expense. Interest and other expense decreased to $19,000 for the three months ended September 30, 2004 from $1.0 for the three months ended September 30, 2003. Interest expense decreased due to the decrease in non-cash interest expense from the bridge loan in 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Contract Revenue, Related Party. Contract revenue, related party increased to $27.7 million for the nine months ended September 30, 2004 from $0 for the nine months ended September 30, 2003. The increase of $27.7 million in revenue was attributable to the reimbursement by BMS of $21.9 million in expenses associated with E2F Decoy research and development and the recognition of $5.8 million of deferred revenue from BMS.

Research and Development Expenses. Research and development expenses increased to $46.8 million for the nine months ended September 30, 2004 from $35.6 million for the nine months ended September 30, 2003. The increase in research and development expenses of $11.2 million was primarily the result of an increase of $5.9 million in personnel, material and outside services expenses associated with the expansion of our research pipeline in inflammatory disease and cancer, $2.8 million in expenses associated with higher payroll and non-cash stock compensation expenses and related expenses, and $2.3 million in expenses related to E2F drug and device development.

General and Administrative Expenses. General and administrative expenses increased to $9.9 million for the nine months ended September 30, 2004 from $3.3 million for the nine months ended September 30, 2003. The increase of $6.6 million was primarily attributable to higher payroll and non-cash stock compensation expenses and related expenses of $3.8 million, $1.7 related to increased marketing expenses and $830,000 in higher expenses related to operating as a public reporting company.

Interest and Other Income. Interest and other income increased to $1.3 million for the nine months ended September 30, 2004 from $259,000 for the nine months ended September 30, 2003 as a result of higher average cash, cash equivalent and short-term investment balances from proceeds from our initial public offering.

Interest and Other Expense. Interest and other expense decreased to $91,000 for the nine months ended September 30, 2004 from $1.0 million for the nine months ended September 30, 2003. Interest expense decreased due to the decrease in non-cash interest expense from the bridge loan in 2003.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations primarily through the issuance of equity securities, capital equipment financing and payments from BMS pursuant to our collaboration. Through September 30, 2004, we had received net proceeds of $217.1 million from the issuance of shares of common stock and preferred stock, $1.4 million from capital equipment financing and $45.4 million from BMS. At September 30, 2004, we had $130.7 million in cash, cash equivalents and short-term investments and had $669,000 of restricted cash pledged as collateral for letters of credit for our leased facilities. In February 2004, we issued 6,900,000 shares of common stock at $16.00 per share upon the closing of our initial public offering in which we raised approximately $100.8 million, net of underwriting discounts and commissions and expenses.

Pursuant to our collaboration agreement, BMS has agreed to fund a majority of ongoing development costs incurred towards the development of E2F Decoy for the prevention of bypass graft failure and prevention of AV graft failure. We believe that our available cash, cash equivalents and short-term investments will be sufficient to fund anticipated levels of operations through the end of 2005.

Cash Flows

Net cash used in operating activities was $24.4 million and $30.7 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease of cash used in operations of $6.3 million was primarily due to an $11.8 million decrease in the net loss arising from the recognition of revenue from our collaboration agreement with BMS, offset by a $5.8 million decrease in deferred revenue.

Net cash provided by/used in investing activities was cash used of $119.3 million for the nine months ended September 30, 2004 compared to cash provided by investment activities of $15.3 million for the nine months ended September 30, 2003. The decrease in net cash provided by investing activities of $134.6 million was primarily due to a net increase in purchases of short-term investments of  $133.8 million.

Net cash provided by financing activities was $102.2 million and $8.6 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in net cash provided by financing activities of $93.6 million was primarily due to receipt of net proceeds of $100.8 million from the sale of common stock in our initial public offering in February 2004 and proceeds of $3.1 million from the exercise of warrants, stock options and the purchase of shares through our Employee Stock Purchase Plan, compared to the proceeds from the issuance of bridge loan of $8.0 million in September 2003.

Credit Facility

In February 2003, we entered into an equipment line of credit with GE Capital Corporation providing funding of up to $1.5 million. At September 30, 2004, we had drawn down $1.4 million on the line of credit. Amounts under the line of credit are secured by the equipment purchased.

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

•              the success of our clinical and preclinical development programs;

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

Contractual Obligations

Our outstanding contractual obligations relate to our equipment debt financings, facilities leases, and obligations under our agreement with our third-party contract manufacturer. Our contractual obligations as of September 30, 2004 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Equipment financing	$0.8	$0.5	$0.3	$—	$—
Operating leases	4.0	2.0	1.9	0.1	—
Manufacturing development agreement	1.2	1.0	0.1	0.1	—

Total contractual cash obligations	$6.0	$3.5	$2.3	$0.2	$—

The contractual summary above reflects only payment obligations that are fixed and determinable. We also have contractual payment obligations, the timing of which is contingent on future events. We are obligated to make certain payments under our license agreements with The Board of Trustees of the Leland Stanford Junior University and The Brigham and Women’s Hospital, Inc. if milestones relating to the development and regulatory approval of E2F Decoy are achieved. In addition, if E2F Decoy is successfully commercialized we will pay royalties pursuant to these license agreements. These royalty rates are in the low single digits. Please see “Business—License Agreements” in our form 10-K for the year ended December 31, 2003 for a further description of these agreements.

We have also entered into letters of credit totaling $669,000 securing our operating lease obligations.

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

The commercial success of E2F Decoy will depend upon successful completion of clinical trials, manufacturing commercial supplies, obtaining marketing approval, successfully launching the product and acceptance of the product by the medical community and third party payors as clinically useful, cost-effective and safe. Our Phase 3 clinical trials in CABG and PBG are separate trials with unique designs conducted with different patient populations and indications. Clinical data could differ materially from one trial to the other, and the results of one trial may not be seen in the other. If the data from one or both of our Phase 3 clinical trials is not satisfactory, we may not proceed with our planned filing of an application for approval or we may be forced to delay the filing or narrow the indication for which we are seeking marketing approval.

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

In October 2003, we entered into agreements with BMS relating to the development, regulatory approval and commercialization of E2F Decoy. Based on the terms of our collaboration, we expect to receive significant development funding and milestone payments from BMS. BMS may terminate the collaborative agreement upon six months prior Agreement, after which BMS will not be obligated to fund our development and commercialization costs or make milestone payments. The collaboration is governed by a joint steering committee, consisting of an equal number of representatives of us and BMS. There are also working groups with representation from both parties that have responsibility over development and regulatory, manufacturing, finance and commercialization matters. Ultimate decision-making authority is vested in us as to some matters and in BMS as to other matters. A third category of decisions require the approval of both us and BMS. Outside the United States, ultimate decision-making authority as to most matters is vested in BMS. Any loss of BMS as a commercial partner for E2F Decoy, dispute over the terms of the collaboration, disagreements over decisions made with respect to the collaboration or other adverse developments in our relationship with BMS would harm our business and would require us to seek additional capital.

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

There are a growing number of approved therapies for the prevention or treatment of cardiovascular disease and end stage renal disease, or ESRD. These include cholesterol lowering agents, agents to prevent or disrupt blood clots, drug eluting stents, balloon angioplasty, arterial bypass grafts and synthetic conduits used for bypass and use of AV fistulae to provide vascular access for ESRD patients. Some or all of these treatments could reduce the size of the CABG, PBG and AV graft markets. These treatments are marketed by major pharmaceutical and/or medical device companies. In particular, drug eluting stents were only approved for use in 2003 and could potentially result in a significant decrease in bypass graft procedure volumes. Two drug eluting stents have been approved in the United States and are being marketed by Johnson & Johnson and Boston Scientific Corporation, two companies with significant financial and marketing resources. In February 2004, Guidant Corporation and Johnson & Johnson announced a co-promotion agreement pursuant to which Guidant will co-promote Johnson & Johnson’s CYPHER drug eluting stent. In addition, various other treatments for cardiovascular disease are in various stages of preclinical or clinical testing by other companies. These therapies could also affect the size of the CABG, PBG and/or AV graft markets or could result in pricing pressure if we receive marketing approval for E2F Decoy.

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

Because E2F Decoy treatment occurs during bypass graft surgery, and many of these patients are over 65 years of age and likely to be covered by Medicare, we will seek to have the level of reimbursement for bypass surgery incorporating E2F Decoy treatment increased by the Centers for Medicaid and Medicare Services, or CMS. CMS is the federal agency that administers Medicare and makes coverage and reimbursement decisions for Medicare beneficiaries. This is a time consuming and expensive process. In addition, many private insurers adopt CMS’ coverage and reimbursement decisions for their insureds. If CMS does not increase the level of reimbursement to hospitals associated with E2F Decoy treatment on a timely basis, or at all, or establishes an unsatisfactory level of reimbursement, E2F Decoy may never obtain market acceptance or generate meaningful revenues.

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

We do not have any products approved for marketing. We have a limited history of operations and have focused primarily on clinical trials of E2F Decoy. We have incurred net losses since our inception. As of September 30, 2004, we had an accumulated deficit of approximately $129.9 million. We expect to incur substantial net losses to further develop and commercialize E2F Decoy and do not know whether or when we will become profitable. If we are unable to generate significant revenues from E2F Decoy or attain profitability, we will not be able to sustain our operations.

We will need additional financing, which may be difficult to obtain. If we fail to obtain necessary financing or do so on unattractive terms, our development programs and other operations could be harmed.

We will require substantial funds to conduct development, including preclinical testing and clinical trials of our potential products including E2F Decoy. We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations through at least the end of 2005. BMS will fund a majority of the ongoing development costs we incur for the development of E2F Decoy for CABG, PBG and AV graft failure. We expect to increase our spending significantly as we expand our infrastructure, development programs and commercialization activities and our future capital requirements will depend on many factors, including:

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

We do not have the ability to conduct all of our clinical trials independently. We rely on clinical investigators, third-party clinical research organizations and consultants to perform substantially all of these functions. If we cannot locate acceptable contractors to run our clinical trials or enter into favorable agreements with them, or if these third parties do not successfully carry out their contractual duties, satisfy FDA requirements for the conduct of clinical trials or meet expected deadlines, we will be unable to obtain required approvals and will be unable to commercialize our products, including E2F Decoy, on a timely basis, if at all. Our agreements are generally cancelable by either party with 30 to 90 days Agreement, with or without cause.

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

We are rapidly expanding our operations and expect to continue to grow our research and development, product development and administrative operations. We expanded our workforce, located in both California and Pennsylvania from 72 full-time employees on December 31, 2003 to 121 full-time employees on September 30, 2004. To manage any further growth and to commercialize E2F Decoy, we will be required to improve existing and implement new operational and financial systems, procedures and controls and expand, train and manage our growing employee base. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our anticipated growth. If we are unable to manage our growth effectively, our business could be harmed.

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

Our success will depend in large part on our ability or the ability of our licensors to obtain and maintain protection in the United States and other countries for the intellectual property incorporated into our products. As of September 30, 2004, we had 41 issued United States and foreign patents and 43 pending United States and foreign patent applications. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions. Neither we nor our licensors may be able to obtain additional issued patents relating to our technology. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of the term of patent protection we may have for our products. In addition, our patents and our licensors’ patents may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

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

A key element of our strategy is to discover, develop and commercialize a portfolio of new drugs in addition to E2F Decoy, and technologies to deliver those drugs safely and efficiently. We are seeking to do so through our internal research programs and in-licensing, such as our recent agreement with Cyclacel Limited. A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets, product candidates and delivery technologies require substantial technical, financial and human resources whether or not any candidates or technologies are ultimately identified. Our research programs may initially show promise in identifying potential product candidates or delivery technologies, yet fail to yield product candidates or delivery technologies for clinical development for any of the following reasons:

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

Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, expenses, accounting for stock options and in-process research and development costs are subject to further review, interpretation and guidance from relevant accounting authorities, including the Securities and Exchange Commission. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this prospectus. We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. The Financial Accounting Standards Board has proposed recording expense for the fair value of stock options granted and purchases under employee stock purchase plans beginning July 1, 2005.  If we were to change our accounting policy to record expense for the fair value of stock options granted and shares purchased, then our operating expenses would increase.  We rely heavily on stock options to motivate existing employees and attract new employees.  If we are required to expense stock options, we may then choose to reduce our reliance on stock options as a motivation tool.  If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees.  If we did not reduce our reliance on stock options, our reported losses would increase.

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

•                                          establish advance Agreement requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings;

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

Our (a) executive officers and (b) directors and principal stockholders, together with their affiliates, as of September 30, 2004 beneficially owned approximately 7.5% and 44.7 % of our voting stock, respectively, including shares subject to outstanding options. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. These stockholders will likely be able to determine the composition of our board of directors, possess the voting power to approve all matters requiring stockholder approval, and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Upon the closing of our initial public offering on February 18, 2004, we had 27,730,292 shares of common stock outstanding, including 6,900,000 shares sold in our initial public offering. Of the remaining 20,830,292 shares outstanding upon the closing of our initial public offering, as of October 31, 2004 substantially all such shares may be sold pursuant to Rule 144, 144(k) and 701.

Existing stockholders holding an aggregate 15,031,727 shares of common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission. If we register their shares of common stock, they can sell those shares in the public market.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from September 30, 2004 levels, the fair value of our portfolio would decline by approximately $520,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of September 30, 2004, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Issuer Purchases of Equity

Unregistered Sales of Equity Securities

In August 2004, we issued 8,642 shares of our common stock to a financial institution pursuant to the net-exercise of a warrant to purchase 12,500 shares of common stock at an exercise price of  $4.32 per share.

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

Our initial public offering of common stock commenced on February 12, 2004 and was completed after all of the shares of common stock that were registered were sold. The managing underwriters in our initial public offering were Credit Suisse First Boston LLC, Lehman Brothers Inc., CIBC World Markets Corp. and Piper Jaffray & Co. The aggregate offering price of the 6,900,000 shares registered and sold was $110.4 million. Of this amount, $7.7 million was paid in underwriting discounts and commissions, and an additional $1.9 million of expenses was incurred, of which approximately $900,000 was incurred during the year ended December 31, 2003 and $1.0 million was incurred during the nine months ended September 30, 2004. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates.

We intend to use the net proceeds of the offering primarily for research and development of novel transcription factor decoys, to initiate, enroll and complete a Phase 1/2 trial for E2F Decoy in AV graft and to complete our two Phase 3 clinical trials for E2F Decoy.

As of September 30, 2004, we had applied the estimated aggregated net proceeds of $100.8 million from our initial public offering as follows:

Working capital:	$51.9 million
Temporary investments:	$48.9 million

The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries in the ordinary course of business.

Issuer Purchases of Equity.

During the three months ended September 30, 2004, we repurchased 6,679 shares of our common stock from two employees at an average price of $0.39 per share pursuant to our right of repurchase upon such employee’s termination of employment.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Approval of Non-Audit Services

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, Corgentech is responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by Ernst & Young LLP, our independent auditor. Non-audit services are services other than those provided by Ernst & Young LLP in connection with an audit or a review of our financial statements. During the nine months ended September 30, 2004 our Audit Committee approved the engagement of Ernst & Young LLP to perform tax compliance services.

Cyclacel Licensing Agreement

In September 2004, we licensed a novel peptide delivery system from Cyclacel Limited, or Cyclacel, for potential use to assist in the systemic delivery of TF Decoys.  The license grants Corgentech use of Cyclacel’s proprietary Penetratin delivery technology with TF Decoys.  We paid Cyclacel an up-front payment and will pay Cyclacel milestone payments and royalties if licensed products are commercialized.

Item 6.  Exhibits

Exhibit Number	Description of Document

10.32	Forms of Notice and Forms of Agreement for Stock Option and Restricted Stock Grants.

10.33†	Licensing Agreement, dated September 27, 2004, with Cyclacel Limited.

31.1	Certification of President and Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1*	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

† Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2004

Corgentech Inc.

/s/ John P. McLaughlin
John P. McLaughlin
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard Powers
Richard P. Powers
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)