Form 10-K
period 2004-12-31
CORGENTECH INC
filed 2005-03-22
CIK 1131517

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the common stock listed on the Nasdaq National Market on June 30, 2004 was $166,641,209, based on a closing price of $16.12 per share, excluding 17,390,539 shares of the Registrant's common stock held by current executive officers, directors and stockholders whose ownership exceeds 5 percent of the common stock outstanding as of such date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

        The total number of shares outstanding of the Registrant's common stock as of February 28, 2005 was 28,080,033.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement, to be filed with the Commission pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

Item 1. Business

Overview

        Corgentech is creating a pipeline of novel therapeutics based on our proprietary transcription factor decoy, or TF decoy, technology. We evaluated our lead product candidate, E2F Decoy, a combination drug and delivery device, in two Phase 3 clinical trials during 2004 for the prevention of vein graft failure. The first of the two Phase 3 trials, called PREVENT III, which evaluated E2F Decoy in patients undergoing peripheral bypass graft surgeries (in the leg), did not meet its primary or secondary endpoints. The second of the two Phase 3 trials, called PREVENT IV, is evaluating patients undergoing coronary artery bypass graft, or CABG, surgeries. We and our collaboration partner, Bristol-Myers Squibb Company, or BMS, are planning to meet by the end of March 2005 with the Food and Drug Administration, or FDA, prior to unblinding the data from PREVENT IV. Whether we unblind and announce our PREVENT IV data prior to the end of March, as was previously anticipated, will depend on the timing and results of our meeting with the FDA. We are also developing E2F Decoy for the prevention of arterio-venous, or AV, graft failure and completed enrollment of a Phase 1/2 clinical trial for this indication in late 2004. E2F Decoy has received Fast Track designation from the U.S. Food and Drug Administration, or FDA, for both the prevention of vein graft failure and AV graft failure. In October 2003, we entered into a worldwide collaborative agreement with BMS for the development and commercialization of E2F Decoy for all indications. We have an additional TF Decoy in clinical development for the treatment of eczema and preclinical development for the treatment of other inflammatory diseases and an additional TF decoy in pre-clinical development for the treatment of cancer. In January 2005, we announced the filing of an investigational new drug application, or IND, with the FDA to begin a Phase 1/2, 75-patient clinical trial of NF-kB Decoy for atopic dermatitis, also known as eczema. This is the first of two Phase 1/2 trials to be initiated. Our second trial will be conducted outside the United States and is expected to be initiated in the first half of 2005 in a similar-size patient population.

        We are focused on the discovery, development and commercialization of a new class of therapeutics called transcription factor decoys. Our TF decoys are synthetically manufactured short strands of DNA that specifically bind to and block the activity of their target transcription factors. Transcription factors are specialized DNA-binding proteins and are widely recognized as excellent therapeutic targets because they control gene expression and biological processes. Because abnormal gene expression is a fundamental cause of many diseases, controlling the regulators, the transcription factors, offers an attractive therapeutic approach. We believe that TF decoys may offer advantages over existing therapeutic approaches because a single TF decoy can target multiple genes involved in a specific disease process. We are focused on TF decoys initially for the treatment of cardiovascular disease, inflammatory disease, such as eczema, and cancer.

        As part of our collaboration with BMS, we retain the right to co-promote E2F Decoy in the United States, and we intend to build a specialty sales force with BMS to support the sales of E2F Decoy in the United States. Because E2F Decoy will be used by physicians in a relatively concentrated market, we believe this market can be effectively covered with a specialty sales force of approximately 50 to 65 representatives. We will share 50 percent of the profits or losses from the sale of E2F Decoy in the United States and will receive royalties on all E2F Decoy sales outside of the United States. We have retained the commercialization rights to our other product candidates.

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

TF Decoys: A New Class of Therapeutics

        We have developed a novel and proprietary method for regulating gene expression through the inhibition of specific transcription factors. Our core technology involves the delivery of small strands of synthetically manufactured DNA called TF decoys as therapeutic agents. TF decoys mimic the binding site of the transcription factor. As a result, the transcription factor binds to the TF decoy, thereby preventing the transcription factor from binding to and activating the genes it regulates.

        We have developed a proprietary method for the highly efficient delivery of TF decoys into cells and tissues without the use of potentially hazardous substances, using controlled uniform pressure. The delivery of these TF decoys can be adjusted by controlling three variables: pressure, duration of treatment and concentration of TF decoy. Our tests have demonstrated that we are able to deliver TF decoys to approximately 90 percent of the cells and tissues treated at a modest pressure of six pounds per square inch for 10 minutes.

        We believe that pressure treatment is a safe and highly effective method for delivery of TF decoys into cells; however, alternative delivery methods will expand the potential therapeutic indications for which TF decoys can be utilized. For use with future TF decoys, we are evaluating a number of different delivery technologies including several that rely upon peptides. The peptides are chemically linked to TF decoys, actively transporting the TF decoy and peptide constructs into the cell. In September 2004, we licensed a novel peptide delivery system from Cyclacel Limited, or Cyclacel, for potential use in assisting in the systemic delivery of TF Decoys. The license grants Corgentech use of Cyclacel's proprietary Penetratin delivery technology with TF Decoys. We paid Cyclacel an up-front payment and will pay Cyclacel milestone payments and royalties if licensed products are commercialized. Early work with peptide delivery has produced promising results.

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

Product Pipeline

        Our lead product candidate, E2F Decoy, a combination drug and delivery device, was evaluated in two Phase 3 clinical trials during 2004 for the prevention of vein graft failure. The first of the two Phase 3 trials, called PREVENT III, evaluated E2F Decoy in patients undergoing peripheral bypass graft surgeries (in the leg). We announced in December 2004 that the trial did not meet its primary or secondary endpoints. The second of the two Phase 3 trials, called PREVENT IV, is evaluating patients undergoing CABG surgeries. We and BMS are planning to meet by the end of March 2005 with the FDA prior to unblinding the data from PREVENT IV. Whether we unblind and announce our PREVENT IV data prior to the end of March, as was previously anticipated, will depend on the timing and results of our meeting with the FDA. We are also developing E2F Decoy for the prevention of AV graft failure and completed enrollment of a Phase 1/2 clinical trial for this indication in late 2004. We have filed an Investigational New Drug, or IND, application with the FDA for a Phase 1/2 clinical trial of our second TF decoy, Nuclear Factor Kappa B, or NF-kB Decoy, for eczema. In addition, we are studying TF decoys in various oncology indications and have conducted preclinical studies in several cancer models.

Product Candidate	Clinical Indications	Development Status	Corgentech Commercialization Rights

E2F Decoy	CABG	Phase 3 enrollment and treatment completed.	50%-50% co-promotion with BMS in the U.S. and royalties outside the U.S.

E2F Decoy	AV Graft Failure	Phase 1/2 enrollment completed.	Same as above

NF-kB Decoy	Inflammatory diseases such as eczema	Two Phase 1/2 eczema trials planned to initiate in 1H05—one in U.S. and one outside U.S.	100% worldwide

HIF Decoy	Cancer	Preclinical	100% worldwide

E2F Decoy for the Prevention of Coronary Artery Bypass Graft Failure

  CABG Surgery and CABG Graft Failure

        The arteries that transport blood to the heart muscle can become clogged by plaque which is a build-up of smooth muscle cells, fat and cholesterol on the inside walls of arteries. This build-up blocks or narrows arteries and prevents blood and oxygen from reaching the heart. CABG surgery is performed to reroute blood around clogged arteries thereby improving the flow of blood and oxygen to the heart. CABG surgery is one of the most common surgical procedures in the United States.

        While CABG surgeries are very effective procedures for restoring blood flow to otherwise oxygen starved tissue, these grafts often fail. The veins typically used in bypass surgery are thin walled vessels that are designed for a low-pressure environment. Arteries are thick walled vessels that have evolved to handle the high-pressure flow of blood from the heart. When the vein grafts used to bypass a blocked artery are exposed to the high pressure of arterial flow, there is significant stress on the thin wall of the veins. The vein responds to this perceived injury by causing its walls to thicken. Unfortunately, the vein does so in a manner that often leads to failure of the bypass graft. Smooth muscle cells proliferate in the middle layer of the vein wall and migrate to the inner surface of the vein over a two-week period following surgery, in a process known as neointimal hyperplasia. The resulting accumulation of activated smooth muscle cells secrete inflammatory and growth factors leading to plaque build up and graft failure over time. Currently, there is no approved pharmacologic therapy for the prevention of vein graft failure.

        In 2002, approximately 370,000 CABG procedures were performed in the United States with an additional 280,000 performed in Europe and 15,000 in Japan. Approximately 19 percent of bypass grafts fail at one year with the failure rate climbing to about 50 percent between years ten and fifteen. The ramifications of failure for CABG patients include heart attack, chest pain, congestive heart failure, irregular heartbeat and death. A repeat of a CABG procedure to repair a failing or failed graft is a technically more difficult procedure with mortality rates of three to five times higher than the original CABG procedure. During 2002, in the United States, the average hospital charge for a repeat CABG surgery was about $80,000.

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

        E2F Decoy treatment involves only a single administration and is easily integrated into current surgical practice. Typically in CABG surgery, the vein that will serve as the bypass grafts is harvested from the leg and checked for holes and lesions. The surgeon then sets the vein aside and prepares the chest for implantation of the bypass graft. E2F Decoy treatment occurs in the operating room after the vein is harvested and before implantation. After harvest and inspection, the vein is placed in the treatment chamber of our delivery device, the chamber is filled with E2F Decoy, and non-distending pressure is introduced for 10 minutes. This pressure causes E2F Decoy to enter into the cells of the vein. After 10 minutes of treatment, the vein graft is removed from the chamber, excess E2F Decoy is rinsed off, and the treated vein is ready for surgical implantation using traditional surgical techniques. There are no further treatments. We believe that E2F Decoy will be viewed as an attractive and convenient therapy by surgeons for several reasons, including:

  •
  Safety:  Because the treatment of the vein occurs outside the body and the vein is rinsed before use as a bypass graft, the amount of systemic exposure to E2F Decoy is minimal. To date, the safety profile of E2F Decoy treatment has been excellent.

  •
  One-time Treatment:  Neointimal hyperplasia, the major underlying cause of graft failure, occurs primarily during the first two weeks following surgery. Because E2F Decoy is present during this period, a one-time treatment is sufficient.

  •
  No Change in Surgical Technique:  The treatment does not require any alteration of surgical technique during vein harvest or implantation.

  •
  No Change in Standard Operating Room Equipment:  There is no change with respect to other standard equipment in the operating room. E2F Decoy treatment can be administered whether the bypass patient is on a heart-lung bypass machine or not.

E2F Decoy: U.S. Regulatory Status

        We are seeking FDA approval and have received Fast Track status for the use of E2F Decoy to prevent the failure of bypass grafts. Prior to obtaining the unfavorable results from our PREVENT III trial, the FDA agreed that satisfactory results from the two Phase 3 clinical trials, PREVENT III and PREVENT IV, would be sufficient to support an approval for prevention of bypass graft failure, provided that after approval we monitor CABG patients up to five years after enrollment to track major cardiac events to confirm a positive treatment effect. We and BMS are planning to meet by the end of March 2005 with the FDA prior to unblinding the data from PREVENT IV. Whether we unblind and announce our PREVENT IV data prior to the end of March, as was previously anticipated, will depend on the timing and results of our meeting with the FDA.

E2F Decoy Clinical Trials for CABG

  E2F Decoy: Phase 3 CABG Trial

        We have completed the treatment phase of a randomized, double blind, placebo-controlled Phase 3 clinical trial, called PREVENT IV, involving approximately 2,400 patients undergoing CABG at over 100 centers. Each patient had to require at least two vein grafts during their CABG surgery. Patients were randomized to undergo a one-time vein graft treatment with E2F Decoy or placebo. Patients were evaluated for clinical signs and safety at 30 days. The primary endpoint is the percent reduction in the incidence of critical graft stenosis between the E2F Decoy treated and placebo groups. Critical graft stenosis is defined in PREVENT IV as blockage of the graft of 75 percent or greater as measured by quantitative coronary angiography at 12 months. Safety will be assessed by monitoring adverse events, post-operative complications and laboratory abnormalities. PREVENT IV completed patient enrollment in August 2003.

  E2F Decoy: Post-Approval CABG Confirmatory Study

        The FDA is requiring us to conduct a post-approval confirmatory study. This study will include approximately 2,400 patients in the PREVENT IV trial plus an additional 600 CABG patients. We completed enrollment of the additional 600 CABG patients in October 2003. We will follow these 3,000 CABG patients for up to five years monitoring annually the incidence of death, heart attack and repeat CABG surgery.

  E2F Decoy: Phase 2 CABG Trial

        In 2001, we completed a randomized, double-blind, placebo-controlled Phase 2 clinical trial, called PREVENT II, which investigated the safety and ease of incorporation of E2F Decoy treatment into the procedure. Two hundred patients were enrolled and were randomized evenly between the E2F Decoy-treated arm and the placebo group. Among the entry criteria, each patient must have required two or more vein grafts. An efficacy endpoint in the study was the incidence of critical graft stenosis at 12 months after CABG surgery as measured by quantitative coronary angiography. The Stanford University School of Medicine Core Cardiology Laboratory analyzed our results in a blinded fashion.

        In the PREVENT II clinical trial we observed a statistically significant relative reduction in graft failure in a per graft analysis defined as graft stenosis of 75 percent or more in the E2F Decoy-treated group compared to the untreated patients. A number of patients returned for an angiogram earlier than the specified 12-month timeframe because they experienced adverse symptoms. When those patients returning early for an angiogram are included in the analysis, as they will be for our analysis of the PREVENT IV clinical trial, the relative reduction in graft failure increased from 30 percent to 32 percent and the p-value improved from 0.03 to 0.02. A p-value is a measure of the probability that a value greater than or equal to the observed value occurred strictly by chance. A lower p-value indicates greater confidence in the result. The results of this study demonstrate a statistically significant reduction in the blockages that lead to graft failure.

        We subsequently performed an analysis of the angiographic results in which patients were categorized by quartile (i.e., 0 percent to 25 percent, 25 percent to 50 percent, 50 percent to 75 percent or 75 percent to 100 percent blockage) according to their graft with the most blockage. The purpose of this more sensitive analysis was to examine the benefit of E2F Decoy on a per patient basis. This analysis revealed a statistically significant difference in favor of E2F Decoy treatment (p=0.006).

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

        In summary, this Phase 2 clinical trial demonstrated a statistically significant reduction of critical graft stenosis in E2F Decoy treated patients in a per graft analysis of angiograms obtained 12 months after treatment. Further, the angiographic data, when analyzed on a per patient basis by quartile, showed a highly statistically significant difference in favor of E2F Decoy treatment. These two analyses support that E2F Decoy treatment may prevent the pathology that causes graft failure. The IVUS data, which demonstrated a significant reduction in graft wall volume among E2F Decoy treated patients, supports that E2F Decoy acts by redirecting the graft biology away from a build up of neointimal hyperplasia and toward arterialization of the vein graft creating a bypass vein graft that will last longer. In addition, in this Phase 2 clinical trial, E2F Decoy was shown to be safe.

E2F Decoy for the Prevention of Arterio-Venous Graft Failure

  AV Graft Failure

        In 2001, there were more than 300,000 patients in the United States with severe kidney disease known as end-stage renal disease, which require vascular access for dialysis treatment. Approximately 100,000 patients per year receive new or revised AV grafts. An AV graft composed of a synthetic material, a plastic known as polytetrafluoroethylene is used to connect an artery and vein in the arm of the dialysis patient.

        Over half of these AV grafts fail within six months and 95 percent fail within 24 months. The majority of these failures are due to narrowing and blockage at the venous connection. The primary cause of failure of these grafts is neointimal hyperplasia, similar to that seen in bypass vein grafts. According to the 1999 Annual Report of the United States Renal Data System, the leading cause of morbidity in these patients is related to vascular access placement and the resulting complications. Failure of vascular access conduits accounts for 25 percent of the hospitalizations of these patients and costs an estimated $1 billion annually in the United States alone.

  E2F Decoy: Phase 1/2 AV Graft Trial

        In May 2004, we initiated enrollment for a Phase 1/2 clinical trial, called PREVENT V, investigating the use of E2F Decoy to prevent the failure of AV grafts in the first half of 2004. Enrollment of approximately 60 patient placebo-controlled trial was completed in late 2004, and the patients were evenly divided between E2F Decoy treated and untreated groups. We believe the high and rapid failure rate of AV grafts should permit us to conduct smaller and faster clinical trials than is typically required for other indications. Preliminary data from PREVENT V are expected to be reported late in the first half of 2005.

E2F Decoy: Clinical Trials for Peripheral Bypass Graft Failures

  E2F Decoy: Phase 3 PBG Trial

        In December 2004, we released top-line data from PREVENT III, our Phase 3 clinical trial of E2F Decoy in peripheral bypass graft failures, announcing that the trial did not meet its primary or secondary endpoints but that E2F Decoy was generally well tolerated. Further analysis, however, showed that secondary patency in treated grafts was improved over the 12-month study period in a statistically significant manner (p-value = 0.016). Secondary patency, a measure defined by and commonly used by the vascular surgical community to evaluate peripheral grafts, assesses the ability to preserve flow through the graft allowing the use of additional procedures over time. The study steering committee had pre-specified secondary patency as an important analysis, although it was not included as an endpoint in the study protocol. More grafts treated with E2F Decoy were in place and functioning at the end of the 12-month study period than those treated with placebo. The relative risk reduction was 19.5 percent. These data suggest that E2F Decoy had biological activity in this Phase 3 trial. Despite these additional data, we do not expect to seek regulatory approval for peripheral bypass graft failure at this time.

        PREVENT III was a randomized, double-blind, placebo-controlled Phase 3 clinical trial involving approximately 1,400 patients who underwent PBG surgery across approximately 80 centers. Patients were randomized to undergo a one-time treatment with E2F Decoy or placebo. The primary endpoint was the time to the first procedure performed to improve blood flow through a failed or failing graft or an amputation of the treated limb within the 12 months following surgery. To determine if and when a graft failed, patients were assessed at 1, 3, 6, and 12 months after bypass surgery.

        In this trial, technical failures were excluded from the primary endpoint analysis. Technical failures sometimes occur during or shortly after the bypass graft surgery and are associated with limitations of the vein graft, insufficient blood flow into and out of the graft, or the surgical procedure. These types of failures occur before neointimal hyperplasia develops and are therefore not expected to be impacted by E2F Decoy treatment. A panel of vascular surgeons reviewed in a blinded manner all cases where the graft was repaired to determine which were technical failures. Safety was assessed by monitoring adverse events, post-operative complications, and laboratory abnormalities.

NF-kB Decoy for the Treatment of Eczema

  Eczema

        Characterized by itchiness, redness and thickening of the skin, eczema, which afflicts about 15 million people in the United States, is often associated with elevated levels of immunoglobulin E, or IgE, and a personal or family history of allergies and asthma. While topical corticosteroids are currently used to treat eczema, chronic use is limited due to their potential for significant side effects. Topical calcineurin inhibitors have also shown potential in the treatment of this disease; however these potent immunosuppressive agents have yet to produce long-term safety data. In our preclinical studies, NF-kB Decoy was delivered to intact skin using several easy-to-manufacture, inexpensive formulations and was effective in reducing the swelling and inflammation associated with eczema with minimal side effects. Clinical trials will demonstrate whether results obtained in these preclinical studies will be indicative of future results.

  NF-kB Decoy: A Potential Treatment for Eczema

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

        We have developed a TF decoy that binds to the NF-kB transcription factor with a high degree of specificity. In addition, our NF-kB Decoy preferentially blocks the complexes responsible for turning on the inflammatory genes. We have studied in numerous preclinical models the efficacy of this NF-kB Decoy. The decoy preferentially blocks the complexes of NF-kB most responsible for turning on the pro-inflammatory genes and reduces swelling significantly compared to a control decoy or a decoy that blocks both complexes of NF-kB. These results demonstrate the greater potential efficacy of our NF-kB Decoy. In preclinical models of inflammatory bowel disease and ulcerative colitis, NF-kB Decoy has been shown to reduce inflammation of the gut and reverse weight loss. Inflammatory bowel disease and ulcerative colitis affect more than 700,000 patients in the United States. Similarly, NF-kB Decoy has shown preclinical efficacy in a chronic rheumatoid arthritis model. Treatment with a single injection with NF-kB Decoy significantly reduced the swelling in our model.

  NF-kB Decoy: Phase 1/2 Eczema Trial

        In January 2005, we announced the filing of an investigational new drug application, or IND, with the FDA to begin a Phase 1/2, 75-patient clinical trial of NF-kB for atopic dermatitis, also known as eczema. This is the first of two Phase 1/2 trials to be initiated. Our second trial will be conducted outside the United States and is expected to be initiated in the first half of 2005 in a similar-size patient population.

Our Preclinical Programs

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

        We have focused our cancer decoy efforts on the transcription factor, hypoxia-inducible factor, or HIF, which has been identified as an excellent target in oncology. HIF is a key transcription factor regulator of the response to hypoxia, or a lack of sufficient oxygen, that is activated in a broad range of cancers including brain, breast, cervical, esophageal and ovarian cancers. Chronic hypoxia is associated with angiogenesis (growth of blood vessels to feed the tumors) and tumor progression. Moreover, HIF activity is correlated with treatment failure and mortality. HIF plays a key role in tumor progression, turning on not only the genes required for angiogenesis, such as vascular endothelial growth factor, or VEGF (a validated target for anti-tumor therapy), but also the genes that allow the cell to adapt to hypoxia and survive, such as growth factors and energy/metabolism genes. Thus, blockade of HIF will inhibit not only angiogenesis but also tumor growth and survival making it an attractive target for certain cancers. In preliminary preclinical studies of pancreatic, colon and lung tumor, our HIF Decoy showed down-regulation of VEGF and tumor growth inhibition as monotherapy and an additive effect in combination with Avastin™ and 5-fluorouracil.

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

Corporate Strategy

        Our objective is to create a fully-integrated biopharmaceutical company focused on the discovery, development and commercialization of TF decoys. Our initial focus is in the areas of cardiovascular disease, inflammatory disease, such as eczema, and cancer which we believe represent large market opportunities with unmet medical needs. Key elements of our strategy include:

  •
  Maximize Commercial Potential of E2F Decoy.  Assuming satisfactory clinical data from PREVENT IV, a significant portion of our efforts will go toward preparing for the registration and commercial launch of the product as well as building a sales force with BMS. We are also focused on completing our clinical trial studying E2F Decoy treatment to prevent the failure of arterio-venous grafts.

  •
  Conduct Two Clinical Trials for NF-kB for Eczema.  We intend to conduct two clinical trials for eczema—one in the United States and one abroad—both of which are planned to begin in the first half of 2005.

  •
  Develop Additional TF Decoys.  We have designed TF decoys for inflammatory diseases and cancer. We will conduct additional preclinical testing and select our next product candidate by the end of 2005. Leveraging our proprietary technologies, we will develop additional TF decoys.

Sales and Marketing

        Our plan is to develop our own specialized domestic sales and marketing infrastructure to commercialize E2F Decoy and other products that we develop in the future. As part of our collaboration with BMS, we expect to focus our sales and marketing efforts for E2F Decoy on cardiothoracic surgeons. This surgical specialty in the United States is relatively small. We estimate that there are approximately 3,300 cardiothoracic surgeons in the United States. These surgeons perform most of the CABG surgeries as well as the placement of AV grafts. Equally important, these surgeons are concentrated in a small group of hospitals. For example, we estimate that CABG surgery is performed at approximately 1,000 hospitals in the United States, yet about 660 of those hospitals account for 90 percent of the patients. Because of the small size of our target professional audience in the United States and their location in hospitals, we believe that we can best serve this market through a relatively small, dedicated specialty sales force. We expect that this sales force will consist of approximately 50 to 65 representatives.

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

        We rely on third parties to supply us with E2F Decoy and its related device. The manufacture of the two strands comprising E2F Decoy is currently performed by Avecia Biotechnology. Most of the clinical supply of the two strands comprising E2F Decoy was synthesized at Avecia's facility in Milford, Massachusetts. More recent supplies of clinical materials have been sourced from Avecia's plant in Grangemouth, Scotland. In December 27, 2004, we entered into an agreement with Avecia Limited for the manufacture of: (a) E2F single strand intermediates, (b) NF-kB Decoy single strand intermediates and hybridized duplex products, and (c) HIF-Decoy single strand intermediates. We do not have agreements with these third parties which obligate them to provide us with any products for commercial sales. On March 11, 2005 we amended our agreement with Avecia Limited of December 27, 2004. The amendment extended by one month the period during which Avecia would manufacture certain materials for an additional payment by us of $1.6 million plus reimbursement for raw materials. The agreement was previously amended on March 4, 2005 to specify the amount of reimbursement to be paid by us for previously used raw materials. The agreement does not provide for the production of material for commercial sale.

        The two strands that comprise E2F Decoy are combined and filled into vials by Hollister-Stier at its facility in Spokane, Washington. We are also negotiating with Hollister-Stier to supply our commercial needs.

        With respect to the drug delivery device, most of the components are fabricated for us by third parties. The pressure syringe component of our delivery device, the most complex component, is manufactured by Merit Medical Systems. This component is approved on a worldwide basis. We are also negotiating with Merit Medical Systems to supply our commercial needs. We have contracted with Cardinal Health Inc. for the manufacture of the other components of the device, the provision of sterilization services, and the assembly of our products' components into a final kit.

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

  •
  BMS will fund a majority of the ongoing costs of developing E2F Decoy for graft failure, including costs incurred in connection with performing nonclinical and clinical studies of E2F Decoy for graft failure indications as well as costs of certain related manufacturing, supply and other activities;

  •
  BMS is potentially obligated to pay us up to $148.5 million in milestone payments based on the achievement of worldwide regulatory submissions and approvals for CABG and AV graft indications of E2F Decoy;

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

The Board of Trustees of the Leland Stanford Junior University

        We have an agreement with The Board of Trustees of the Leland Stanford Junior University, or Stanford, for an exclusive worldwide license under patents concerning the use of pressure to deliver TF decoys and other therapeutics into cells. We have the right to grant sublicenses under this agreement. In exchange for the rights licensed from Stanford, we paid Stanford an up-front license fee of $50,000 and issued Stanford 38,315 shares of our common stock. In addition, through December 31, 2004 we have paid Stanford $1,642,500 in royalty payments, for the achievement of milestones and sublicense revenue. We also agreed to pay Stanford an additional $150,000 upon FDA approval of a pressure delivery device. We further agreed to pay Stanford an annual minimum royalty of $20,000 per year for the life of the agreement. We also agreed to pay royalties to Stanford based on net sales of TF decoys and other products using pressure technology sold by us, our affiliates or sublicensees. Our royalty obligation extends on a country-by-country basis until the later of seven years, if no licensed patent issues, or expiration of the last-to-expire patent licensed from Stanford. In addition, we agreed to pay sublicense revenues to Stanford with respect to any upfront payments and research, development, or regulatory milestone payments, which includes such payments from BMS, that we receive for TF decoys and other products using pressure technology. There are no other milestone payments due to Stanford under this agreement. Upon the expiration of the last-to-expire patent, the agreement expires and we have no further royalty obligation to Stanford.

The Brigham and Women's Hospital, Inc.

        We have an agreement with The Brigham and Women's Hospital, Inc., or BWH, for an exclusive worldwide license under patents and know-how concerning TF decoys and other therapeutics to treat and prevent diseases. Subject to the prior approval of BWH, we have the right to grant sublicenses under this agreement. In exchange for the rights licensed from BWH, we paid BWH an up-front license fee of $50,000 and issued BWH 56,250 shares of our common stock. In addition, through December 31, 2004 we have paid BWH $1,642,500 in royalty payments, for the achievement of milestones and sublicense revenue. We also agreed to pay BWH an additional $150,000 upon FDA approval of E2F Decoy. We further agreed to pay BWH an annual minimum royalty of $20,000 per year for the life of the agreement. We also agreed to pay royalties to BWH based on net sales of TF decoys sold by us, our affiliates or sublicensees. Our royalty obligation extends on a country-by-country basis until the later of seven years, if no licensed patent issues, or the expiration of the last-to-expire patent licensed from BWH. In addition, we agreed to pay sublicense revenues to BWH with respect to any upfront payments and research, development or regulatory filing milestones payments, which includes such payments from BMS, or license maintenance fees that we receive for TF decoys. There are no other milestone payments due to BWH under this agreement. Upon the expiration of the last-to-expire patent, the agreement expires and we have no further royalty obligation to BWH.

Cyclacel Limited

        We have an agreement with Cyclacel Limited, or Cyclacel, for potential use to assist in the systemic delivery of TF Decoys. The license grants us use of Cyclacel's proprietary Penetratin delivery technology with TF Decoys. In exchange for the rights licensed from Cyclacel, we paid Cyclacel an up-front payment and will pay Cyclacel milestone payments and royalties if licensed products are commercialized. The license fee was charged to research and development.

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

        As of December 31, 2004, we had 41 issued United States and foreign patents and 41 pending United States and foreign patent applications. Most patents and patent applications can be roughly grouped into two families: pressure-mediated delivery of TF decoys, and in vivo use of TF decoys, licensed from Stanford and BWH, respectively. The patents in these families expire between 2013 and 2016.

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

        The patent family directed to the in vivo use of TF decoy technology includes two pending United States patent applications. Foreign patent applications are pending in Europe. The sequence of our E2F Decoy was earlier disclosed in the scientific literature and therefore a composition of matter claim is not available. Our patent portfolio, however, includes an issued United States patent that covers a method for preventing formation of neointimal thickening leading to restenosis and vessel occlusion with any double-stranded oligonucleotide decoy that binds to the transcription factor, E2F, regardless of the sequence of such decoy.

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

        If E2F Decoy receives marketing approval for the prevention of CABG failure or AV graft failure, there will be indirect and direct competition.

  CABG

        With respect to indirect competition, there are alternative procedures and/or treatments that could affect the size of the CABG market. The use of drug eluting stents could reduce the number of patients requiring CABG surgery. The use of internal mammary arteries and radial arteries could reduce the number of patients requiring E2F Decoy. The use of grafts composed of synthetic materials could reduce the number of patients requiring E2F Decoy. In addition, the use of drugs to control cholesterol and similar agents may reduce the number of patients who suffer from cardiovascular disease and thus require CABG surgery. Further, a number of drugs are being tested to reduce restenosis in arteries that, if proven safe and effective, could reduce the number of patients who suffer from cardiovascular disease and thus require CABG surgery.

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

        With respect to direct competition, there are a number of medical devices approved or being studied that provide alternative access for dialysis. Hemodialysis can also be achieved using a direct connection between an artery and a vein, called an arterio-venous fistula. The National Kidney Foundation has recommended that 40 percent to 50 percent of these patients receive an AV fistula because they have a lower failure rate than AV graft. AV fistula rates have increased by 35 percent since the National Kidney Foundation initiative was introduced in 1997; however, AV fistulas still represent only 24 percent of all vascular access procedures in the United States, largely due to the extended time required for fistulas to mature before they can be used for dialysis and the failure of many fistulas to mature. Unlike AV grafts which can often be used in two to three weeks, AV fistula access requires a minimum of four weeks to mature before it can be used and it is highly recommended that they be allowed to mature 12 to 16 weeks prior to use. Furthermore, 30 percent to 50 percent of AV fistulas fail to mature and can never be used for dialysis. Other types of access that avoid an AV graft are catheters near the collarbone or internal jugular catheters. Both are generally temporary access conduits. There are also a number of drug-based therapies under investigation by other companies. If the commercialization of E2F Decoy is successful for this indication, it can be expected that other pharmaceutical and biotechnology companies will seek to enter into this market by introducing alternative therapies.

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

  United States Government Regulation

        In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and implementing regulations. If we fail to comply with the applicable United States requirements at any time during the product development process, clinical testing, and the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA's refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us.

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

        Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Each trial must be reviewed and approved by an independent Institutional Review Board, or IRB, before it can begin and the trial is subject to IRB oversight. The FDA, the IRB or we may discontinue a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive good clinical practice requirements and the requirements for informed consent.

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

        The FDA classifies medical devices into three classes based on the regulatory control deemed necessary by the FDA to reasonably ensure safety and effectiveness. From lowest to highest level of regulatory control, the three classes are:

  •
  Class I:  Subject to general controls, which include: company registration; device listing; manufacturing devices in accordance with the FDA's Good Manufacturing Practices Quality System Regulation (which cover quality management and organization, device design, buildings, equipment, purchase and handling of components, production and process controls, packaging and labeling control, device evaluation, distribution, installation, complaint handling, servicing and records); labeling devices in accordance with FDA labeling regulations; and submission of a 510(k) pre-market notification before marketing a device.

  •
  Class II:  Subject to general controls (described in Class I above) and special controls. Special controls may include special labeling requirements, mandatory performance standards and post-market surveillance.

  •
  Class III:  Subject to pre-market approval, which includes filing a pre-market approval application (PMA) requiring the independent demonstration that the new medical device is safe and effective, typically by collecting human clinical data for the medical device.

        In the first quarter of 2005, we plan to submit our 510(k) application to the Center of Devices and Radiological Health (medical devices) for review and clearance based on the substantial equivalence of our pressure delivery device to legally marketed predicates including Merit Medical's pressure syringe and DMC Saphenous Vein Distension system. A 510(k) pre-market notification is a pre-marketing application submitted to the FDA to demonstrate that a medical device is substantially equivalent to one or more devices that were cleared through a 510(k) notification or to devices that were marketed prior to May 28, 1976 and for which the FDA has not required a pre-market approval application. The FDA has 90 days to review and act on our 510(k) notification, although the actual time for FDA review may be significantly longer. If the FDA determines that our device is not substantially equivalent to one or more pre-existing predicate devices, it could deny our 510(k) application. Under these circumstances, we would need to request the FDA to classify the pressure device as a Class I or Class II device that can be marketed without pre-market approval or, failing that, obtain pre-market approval of the pressure device as a Class III device.

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

  Medicare and Medicaid

        Subject to obtaining required marketing approvals from the FDA and other required State approvals, E2F Decoy may be used by surgeons to prevent the failure of bypass grafts and hemodialysis access conduits. We expect that in the United States a majority of the bypass graft patients who are treated with E2F Decoy will be Medicare beneficiaries. In addition, private payors many times look to the Medicare program's treatment of medical technologies when developing their policies. The Centers for Medicare and Medicaid Services, or CMS, is the agency within the Department of Health and Human Services that administers Medicare and will be responsible for both coverage and reimbursement decisions for E2F Decoy when administered to Medicare beneficiaries during CABG surgery.

        In general, Medicare makes a flat pre-determined payment amount for beneficiaries receiving covered inpatient services in an acute care hospital. This is part of the prospective payment system, known as "PPS." For acute care hospitals, under PPS, payment for a patient's stay is based on diagnosis-related groups (DRGs), which include reimbursement for all of the covered services and drugs that are provided during that stay. For each DRG, a relative weight is calculated representing the average resources required to care for cases in that particular DRG relative to the average resources used to treat cases in all DRGs. DRG relative weights are recalculated every year to reflect changes in technology and medical practice in a budget neutral manner. We are currently seeking either to gain additional reimbursement for an existing DRG applicable to CABG or to have a new DRG with higher reimbursement amount established for CABG when E2F Decoy treatment is used. Under revisions to Medicare law, CMS provides for an add-on payment for a new medical technology when the existing DRG payment rate is inadequate. To obtain an add-on payment, a company would be required to show that the technology is "new," that it provides a substantial improvement to existing treatments and that certain applied payment thresholds have been exceeded. Add-on payments are made for a period of two to three years. Before additional payments may be made or CMS decides to create a new DRG for CABG surgery utilizing E2F Decoy treatment, we must demonstrate the safety and effectiveness of E2F Decoy treatment to the FDA. Further, Medicare coverage is based on our ability to demonstrate that the treatment is "reasonable and necessary" for Medicare patients. In addition, Congress approved the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Medicare Reform Act),

which liberalizes eligibility criteria for add-on payments and eliminates budget neutrality requirements for such payments. The Medicare Reform Act would require CMS first to assign a new technology to an appropriate DRG where the average cost of care most closely approximates the relative costs of the new technology. Even upon implementation of the legislation, there may continue to be significant delays in obtaining adequate reimbursement, which would adversely affect market acceptance.

        People with severe kidney disease, known as End Stage Renal Disease, or ESRD, also receive Medicare benefits. Medicare covers about 90 percent of the patients with chronic renal failure who would require dialysis. Under this program, Medicare pays a fixed fee for the provision of certain services. Certain drugs needed by these patients are also reimbursed by Medicare under this program. It is our expectation that we will seek coverage for our treatment of patients requiring hemodialysis access grafts. We expect that such treatment may be performed in an inpatient or outpatient setting for ESRD patients. To the extent coverage is obtained, we expect to seek payment for services performed in both settings. The decision by Medicare to reimburse for the use of E2F Decoy to treat these patients will depend on our ability to demonstrate that the E2F Decoy treatment is "reasonable and necessary" for the treatment of these grafts. In addition, there may be significant delays in obtaining adequate reimbursement amounts, which will adversely affect market acceptance.

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

        We announced in May 2004 that CMS published a new ICD-9-CM procedure code for "pressurized treatment of venous bypass graft [conduit] with pharmaceutical substance" on its website at www.cms.hhs.gov, which will subsequently be published in the Federal Register. ICD-9-CM procedure codes are used to describe medical procedures performed by physicians and other healthcare providers.

  Commercial Insurers' Payment

        In most private insurance plans, the medical benefits provisions include reimbursement for drugs administered during a medical procedure in the payment amount for the procedure itself. We expect the same reimbursement methodology to be used for E2F Decoy treatment during CABG surgery. If private insurers decide to cover E2F Decoy treatment as part of CABG surgery, they likely will reimburse for the drug in a variety of ways depending on the particular insurance plan and the contract they have negotiated with surgeons, hospitals and drug suppliers. Like Medicare, commercial insurers have the authority to place coverage limitations (for example, limitations on indications for use and utilization limits) on drugs like E2F Decoy.

Financial Information by Business Segment and Geographic Data

        We operate in one segment, the discovery, development and commercialization of TF Decoys. During 2002 we did not have any revenues, and during 2003 and 2004 our only revenue was from our collaboration agreement with BMS. All of our long-lived assets are located in the United States.

Employees

        As of December 31, 2004, we had 132 full time employees, 29 of whom hold Ph.D., M.D. or comparable degrees and 28 of whom hold other advanced degrees. Approximately 104 employees are engaged in research and development and 28 in business development, finance and other administrative functions. Our employees are not represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Executive Officers and Key Employees

        Our executive officers and other key employees and their respective ages as of December 31, 2004 are:

Name	Age	Position
Executive Officers:
John P. McLaughlin	53	President, Chief Executive Officer and Director
Richard P. Powers	60	Vice President and Chief Financial Officer
Todd J. Lorenz, M.D.	51	Chief Medical Officer
Patrick A. Broderick	46	Vice President, General Counsel and Corporate Secretary
James Z. Huang	39	Senior Vice President, Commercial Operations and Business Development
Leslie M. McEvoy, Ph.D.	44	Senior Vice President, Research
Key Employees:
Nancy Donahue	38	Vice President, Cardiovascular Marketing
Daniel Gennevois, M.D.	50	Vice President, Medical Affairs
Patricia Oto, R.Ph.	44	Vice President, Regulatory and Quality Assurance
John X. Regan	49	Vice President, Manufacturing
Dorian Rinella	56	Vice President, Human Resources
Thomas Yonker	47	Vice President, Project and Alliance Management

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

        Patrick A. Broderick has been our vice president, general counsel and corporate secretary since July 2004. From 2002 to 2004, Mr. Broderick was vice president, secretary and general counsel of DaVita Inc., the largest independent provider of dialysis services in the United States. From 1999 to 2002, he served as general counsel of COR Therapeutics, Inc., a biotechnology company. From 1993 to 1998, Mr. Broderick served in a variety of in-house legal positions for McKesson Corporation, a drug wholesaler, including counsel to PCS Health Systems and Healthcare Delivery Systems, Inc. Prior to joining McKesson, he served as an attorney at the law firms of Morrison & Foerster and McCutchen, Doyle, Brown and Enersen. He received a B.A., summa cum laude, from Harvard College where he was elected to Phi Beta Kappa. Mr. Broderick received a J.D. from Yale Law School where he was an editor or the Yale Law Journal.

        James Z. Huang has been promoted to senior vice president of commercial operations and business development in February 2005. Previously he was our vice president of business development and commercial operations from September 2002 to January 2005. From June 2000 to August 2002, Mr. Huang was vice president of business development and commercial operations of Tularik Inc., a biopharmaceutical company. From July 1995 to May 2000, Mr. Huang was product director of Avandia® and Diabetes and held positions in new product development and worldwide business development at SmithKline Beecham PLC, now GlaxoSmithKline, a pharmaceutical company. From July 1992 to June 1995, Mr. Huang held various positions in Bristol-Myers Squibb Company's strategic product planning, managed care and sales and marketing organizations, and research and development positions at Alza Corporation, now part of Johnson & Johnson Company, a pharmaceutical company. Mr. Huang received a B.S. in Chemical Engineering from the University of California, Berkeley and an M.B.A. from the Stanford University Graduate School of Business.

        Leslie M. McEvoy, Ph.D. has been promoted to senior vice president of research in February 2005. Previously Dr. McEvoy was our vice president of research from November 2000 to January 2005. From October 1997 to October 2000, Dr. McEvoy was program director of chemokine research and development and senior principal scientist in the department of immunobiology at DNAX Research Institute of Molecular and Cellular Biology, Inc. From 1992 to 1997, Dr. McEvoy was a senior research scientist and principal investigator at the Stanford University School of Medicine. Prior to 1992, Dr. McEvoy held research positions at Stanford School of Medicine, Lilly Research Laboratories,

Pennsylvania State University and Clarkson University. Dr. McEvoy received a B.S. in Biology from Clarkson University and a Ph.D. in Molecular and Cell Biology from Pennsylvania State University.

Key Employees

        Nancy Donahue has been our vice president of cardiovascular marketing since March 2004. From 1989 to 2004, Ms. Donahue held several positions with GlaxoSmithKline, a biopharmaceutical company, working in several product marketing positions, as well as strategic alliances and sales. Most recently, she served as executive director of Avandia® franchise marketing. Ms. Donahue holds a B.S. in Marketing from Saint Joseph's University, Philadelphia, PA.

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

        Patricia Oto, R.Ph. has been our vice president of regulatory and quality assurance since July 2001. From June 1997 to June 2001, Ms. Oto was senior director of regulatory affairs at Corixa, Inc., a biopharmaceutical company. From 1990 to 1997, Ms. Oto held various positions in the regulatory affairs and quality assurance departments at Genentech, Inc., including regulatory manager. From January 1984 to January 1990, Ms. Oto held various quality and manufacturing positions at Syntex Corporation and Summa Manufacturing Corporation. Ms. Oto received a B.S. in Pharmacy from the University of New Mexico College of Pharmacy, Albuquerque, New Mexico.

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

        Dorian Rinella has been our vice president of human resources since February 2005. From 2003 to 2005, Ms. Rinella served as vice president, human resources and facilities at Kosan Biosciences. From 1991 to 2003, Ms. Rinella was employed by SUGEN, Inc. (now Pfizer Inc.), serving in several management positions including senior vice president of operations. Before joining SUGEN, Ms. Rinella held various positions in human resource management with Doric Development, a real estate development firm and Bio-Rad Laboratories, a manufacturer and distributor of life science research and clinical products.

        Thomas Yonker has been our vice president of project and alliance management since January 2004. From 2001 to 2004 Mr. Yonker was senior director of project management at InterMune Inc., a biopharmaceutical company. From 1998 to 2001, Mr. Yonker was senior director of project management at Aviron (now Medimmune Inc.), a biopharmaceutical company. From 1994 to 1998, Mr. Yonker was director of project management at Alza Corporation (now Johnson & Johnson), a biopharmaceutical company. Prior to 1994, Mr. Yonker held various positions in project management and drug development at several biopharmaceutical companies. Mr. Yonker holds a B.S. degree in biomedical science and an M.B.A. from Western Michigan University, and a project management professional certification from the Project Management Institute.

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

Item 2. Properties

        As of December 31, 2004, we leased an approximately 57,700 square foot facility in South San Francisco, California for our headquarters and as the base for marketing and product support operations and research and development activities. This lease expires in June 2006 and we have an option to extend this lease for four more years. In addition, we leased an approximately 2,700 square foot facility in West Conshohocken, Pennsylvania for our sales and marketing operations. This lease expires in June 2009. We also leased an approximately 3,000 square foot facility in South San Francisco, California. This lease expires in March 31, 2005. We believe that our current facilities will be sufficient to meet our needs through 2005.

Item 3. Legal Proceedings

        From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders in the fourth quarter of 2004.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock has traded on the Nasdaq National Market under the symbol "CGTK" since February 12, 2004. As of March 1, 2005 there were approximately 164 stockholders of record of our common stock. The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock as reported by the Nasdaq National Market.

	Common Stock
	High	Low
Year Ended December 31, 2004
February 12 through March 31	$21.20	$17.21
Second Quarter	$21.20	$14.25
Third Quarter	$17.89	$12.00
Fourth Quarter	$20.17	$7.70

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

Equity Compensation Plans

        The information regarding securities authorized for issuance under our equity compensation plans required by this item will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders, to be held on June 7, 2005, under the caption "Securities Authorized for Issuance Under Equity Compensation Plans," and is incorporated herein by reference.

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

        Our initial public offering of common stock commenced on February 12, 2004 and was completed after all of the shares of common stock that were registered were sold. The managing underwriters in our initial public offering were Credit Suisse First Boston LLC, Lehman Brothers Inc., CIBC World Markets Corp. and Piper Jaffray & Co. The aggregate offering price of the 6,900,000 shares registered and sold was $110.4 million. Of this amount, $7.7 million was paid in underwriting discounts and commissions, and an additional $1.9 million of expenses was incurred, of which approximately $900,000 was incurred during the year ended December 31, 2003 and approximately $1.0 million was incurred during the year ended December 31, 2004. None of the expenses was paid, directly or indirectly, to directors, officers or persons owning 10 percent or more of our common stock, or to our affiliates.

        We intend to use the net proceeds of the offering primarily for research and development of novel transcription factor decoys, to initiate, enroll and complete our clinical trials for E2F Decoy.

        As of December 31, 2004, we had applied the estimated aggregated net proceeds of $100.8 million from our initial public offering as follows:

Working capital:	$73.1 million
Temporary investments:	$27.7 million

        The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10 percent or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries in the ordinary course of business.

Issuer Purchases of Equity Securities

        During the fourth quarter of 2004, we did not repurchase any equity securities.

Item 6. Selected Financial Data

        The following Selected Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except share and per share data)
Statements of Operations Data:
Contract revenue, related party	$—	$—	$—	$8,678	$36,382
Operating expenses:
Research and development	1,333	8,068	21,536	46,004	62,997
General and administrative	781	2,374	3,206	6,067	15,013

Total operating expenses	2,114	10,442	24,742	52,071	78,010

Loss from operations	(2,114)	(10,442)	(24,742)	(43,393)	(41,628)
Interest and other income	57	349	471	416	1,918
Interest and other expense	—	—	(1,376)	(20,190)	(138)

Net loss	(2,057)	(10,093)	(25,647)	(63,167)	(39,848)

Preferred stock deemed dividend	—	—	—	(14,407)	—

Net loss attributable to common stockholders	$(2,057)	$(10,093)	$(25,647)	$(77,574)	$(39,848)

Basic and diluted net loss attributable to common stockholders	$(2.69)	$(6.10)	$(14.38)	$(37.90)	$(1.63)

Shares used in computing basic and diluted net loss attributable to common stockholders	765,290	1,653,631	1,783,564	2,046,944	24,499,022

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$4,626	$2,718	$28,586	$54,590	$115,178
Working capital	4,183	1,931	24,424	47,016	108,417
Total assets	5,014	4,102	31,238	69,323	131,548
Long-term debt	—	—	—	627	192
Convertible preferred stock	7,456	15,370	64,351	114,332	—
Accumulated deficit	(3,050)	(13,143)	(38,790)	(101,957)	(141,805)
Total stockholders' equity (deficit)	(2,960)	(12,863)	(38,253)	(78,818)	105,134

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

Overview

        We are creating a pipeline of novel therapeutics based on our proprietary transcription factor decoy, or TF decoy, technology. We evaluated our lead product candidate, E2F Decoy, a combination drug and delivery device, in two Phase 3 clinical trials during 2004 for the prevention of vein graft failure. The first of the two Phase 3 trials, called PREVENT III, which evaluated E2F Decoy in patients undergoing peripheral bypass graft surgeries (in the leg), did not meet its primary or secondary endpoints. The second of the two Phase 3 trials, called PREVENT IV, is evaluating patients undergoing coronary artery bypass graft, or CABG, surgeries. We and BMS are planning to meet by the end of March 2005 with the Food and Drug Administration, or FDA, prior to unblinding the data from PREVENT IV. Whether we unblind and announce our PREVENT IV data prior to the end of March, as was previously anticipated, will depend on the timing and results of our meeting with the FDA. We are also developing E2F Decoy for the prevention of arterio-venous, or AV, graft failure and completed enrollment of a Phase 1/2 clinical trial for this indication in late 2004. E2F Decoy has received Fast Track designation from the U.S. Food and Drug Administration, or FDA, for both the prevention of vein graft failure and AV graft failure. In October 2003, we entered into a worldwide collaborative agreement with Bristol-Myers Squibb Company, or BMS, for the development and commercialization of E2F Decoy for all indications. We have an additional TF Decoy in clinical development for the treatment of eczema and preclinical development for the treatment of other inflammatory diseases and an additional TF decoy in pre-clinical development for the treatment of cancer.

        We are focused on the discovery, development and commercialization of a new class of therapeutics called transcription factor decoys. Our TF decoys are synthetically manufactured short strands of DNA that specifically bind to and block the activity of their target transcription factors. Transcription factors are specialized DNA-binding proteins and are widely recognized as excellent therapeutic targets because they control gene expression and biological processes. Because abnormal gene expression is a fundamental cause of many diseases, controlling the regulators, the transcription factors, offers an attractive therapeutic approach. We believe that TF decoys may offer advantages over existing therapeutic approaches because a single TF decoy can target multiple genes involved in a specific disease process. We are focused on TF decoys initially for the treatment of cardiovascular disease, inflammatory disease, such as eczema, and cancer.

        We were incorporated in January 1999. Since our inception, our only revenues have been derived from our recent collaboration with Bristol-Myers Squibb Company, or BMS, and we have incurred significant losses each year. We have funded our operations since inception primarily through the private placement of equity securities. We generated net losses of $25.6 million, $63.2 million and $39.8 million in the years ended December 31, 2002, 2003 and 2004, respectively. We had an accumulated deficit of $141.8 million as of December 31, 2004 and will need to generate significant revenues to achieve and then maintain profitability.

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

        In September 2004, we licensed a novel peptide delivery system from Cyclacel Limited, or Cyclacel, for potential use in assisting in the systemic delivery of TF Decoys. The license grants us use of Cyclacel's proprietary Penetratin delivery technology with TF Decoys. We paid Cyclacel an up-front payment and will pay Cyclacel milestone payments and royalties if licensed products are commercialized.

        In December 2004, we entered into an agreement with Avecia Limited for the manufacture of: (a) E2F single strand intermediates, (b) NF-kB Decoy single strand intermediates and hybridized duplex products, and (c) HIF-Decoy single strand intermediates. We paid Avecia an up-front payment of $1.6 million and will pay Avecia up to an additional of $3.1 million plus reimbursement for raw materials upon the achievement of certain manufacturing and product delivery milestones.

        On March 11, 2005 we and Avecia Limited amended our December 27, 2004 agreement for the manufacture of: (a) E2F single strand intermediates, (b) NF-kB Decoy single strand intermediates and hybridized duplex products, and (c) HIF-Decoy single strand intermediates. The amendment extended by one month the period during which Avecia would manufacture certain materials for an additional payment by us of $1.6 million plus reimbursement for raw materials. The agreement was previously amended on March 4, 2005 to specify the amount of reimbursement to be paid by us for previously used raw materials. The agreement does not provide for the production of material for commercial sale.

Financial Operations Overview

  Revenues

        We have not generated any revenues from sales of commercial products since our inception and do not expect to generate any revenue, other than contract revenues and milestone payments, until at least the end of 2005. BMS will have the right to record all United States product sales.

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

        The following table shows the allocation of research and development expenses to E2F Decoy and all other activities.

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
E2F Decoy	$17,182	$41,218	$48,175
NF-kB Decoy	1,083	482	6,463
Other activities	3,271	4,304	8,359

Total research and development expenses	$21,536	$46,004	$62,997

        During the years ended December 31, 2002 and 2003 and 2004, we incurred research and development expenses totaling $130.5 million. Of this amount, approximately $106.6 million was spent on activities required to advance the development of our clinical product candidate, E2F Decoy, through full enrollment of Phase 3 clinical trials. The remaining amount of $23.9 million was expended primarily on employee costs, supplies and materials and infrastructure related to chemistry and related functions associated with our early stage research activities.

        During the year ended December 31, 2004, we incurred research and development expenses for E2F Decoy of approximately $48.2 million. In October 2003, we entered into our collaboration agreement with BMS, under which BMS is obligated to fund a majority of the ongoing costs of developing E2F Decoy for graft failure. During the year ended December 31, 2004, we recorded approximately $28.7 million in reimbursable expenses due from BMS, as contract revenue, related party. We currently have two clinical product candidates, E2F Decoy and NF-kB Decoy. We and BMS are planning to meet by the end of March 2005 with the FDA prior to unblinding the data from PREVENT IV. Whether we unblind and announce the PREVENT IV data prior to the end of March, as was previously anticipated, will depend on the timing and results of our meeting with the FDA. Until we meet with the FDA and unblind the data, we cannot forecast the results of the Prevent IV trial nor accurately estimate the expenses to complete the development of E2F Decoy.

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

        We use revenue recognition criteria outlined in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and "Staff Accounting Bulletin No. 104, Revenue Recognition" and Emerging Issues Task Force, or EITF Issue 00-21 "Revenue Arrangements with Multiple Deliverables," or EITF 00-21. Accordingly, we recognize revenues from licensing agreements based on the performance requirements of the agreement. Non-refundable up-front fees, where we have an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the statements of operations over the estimated term of the performance obligation.

        To date we have received $25.0 million from BMS in non-refundable up-front fees in consideration for license and distribution rights of E2F Decoy. In determining the term of performance obligation, we took into account the estimated period to complete clinical trials and receive regulatory approvals for commercialization of E2F Decoy in CABG and AV grafts based upon the most recent development plans for each product. If such plans are modified, the timing of recognition of deferred revenue will change. In addition, the manufacturing and co-promotion arrangements were not considered to be deliverables as defined under EITF 00-21.

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

        Stock compensation expense, which is a non-cash charge, results from stock option grants at exercise prices below the deemed fair value of the underlying common stock. Stock compensation is amortized on a straight-line basis over the vesting period of the underlying option, generally four years. From inception through December 31, 2004, we recorded deferred stock compensation expense of $23.7 million which is amortized over the vesting period of the options. At December 31, 2004, we had a total of $17.0 million remaining to be amortized. The total unamortized deferred stock compensation is expected to be amortized as follows: $7.7 million during the year ending December 31, 2005, $5.1 million during the year ending December 31, 2006, $4.2 million during the year ending December 31, 2007 and $33,500 during the year ending December 31, 2008.

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

Results of Operations

  Year Ended December 31, 2003 Compared to Year Ended December 31, 2004

        Contract Revenue, Related Party.    Contract revenue, related party was $8.7 million for the three months and for the year ended December 31, 2003 and $36.4 million for the year ended December 31, 2004. The higher revenue in 2004 was primarily attributable to reimbursement by BMS of $21.7 million in expenses associated with E2F Decoy research and development and revenue recognition of $5.9 million of deferred revenue.

        Research and Development Expenses.    Research and development expenses increased from $46.0 million for the year ended December 31, 2003 to $63.0 million for the year ended December 31, 2004. The increase in research and development expenses of $17.0 million was primarily the result of an increase of $7.6 million in payroll and non-cash compensation expenses, $4.3 million in expenses associated with manufacturing development activities, and $3.4 million in expenses associated with the research development of new drug candidates.

        General and Administrative Expenses.    General and administrative expenses increased from $6.1 million for the year ended December 31, 2003 to $15.0 million for the year ended December 31, 2004. The increase of $8.9 million was primarily attributable to an increase of $4.0 million in payroll and non-cash stock compensation expenses, $3.6 million in expenses associated with developing the infrastructure necessary to support the potential commercialization of E2F Decoy, and $1.3 million in costs associated with becoming a publicly-traded company in 2004.

        Interest and Other Income.    Interest and other income increased from $416,000 for the year ended December 31, 2003 to $1.9 million for the year ended December 31, 2004 as a result of higher average cash, cash equivalent and short-term investment balances from proceeds from our initial public offering.

        Interest and Other Expense.    Interest and other expense decreased from $20.2 million for the year ended December 31, 2003 to $138,000 for the year ended December 31, 2004. Interest expense for the year ended December 31, 2004 decreased due to the decrease in non-cash interest expense from the bridge loan in 2003.

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

        Interest and Other Income.    Interest and other income decreased from $471,000 for the year ended December 31, 2002 to $416,000 for the year ended December 31, 2003 as a result of lower average cash balances.

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

Income Taxes

        At December 31, 2004, we had net operating loss and research carryforwards for federal income taxes of $93.7 million and $6.0 million, respectively. If not utilized, federal net operating loss carryforwards will begin to expire in 2007. Our utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

        At December 31, 2002, 2003 and 2004, we had deferred tax assets representing the benefit of net operating loss carryforwards and certain start-up costs capitalized for tax purposes. We did not record a benefit for the deferred tax assets because realization of the benefit was uncertain and, accordingly, a valuation allowance is provided to offset the deferred tax assets.

Liquidity and Capital Resources

  Sources of Liquidity

        Since our inception, we have financed our operations primarily through the issuance of equity securities, capital equipment financing and payments from BMS pursuant to our recent collaboration. At December 31, 2004, we had $115.2 million in cash, cash equivalents and short-term investments and had $668,000 of restricted cash pledged as collateral for letters of credit for our leased facilities. In February 2004, we issued 6,900,000 shares of common stock at $16.00 per share upon the closing of our initial public offering in which we raised approximately $100.8 million, net of underwriting discounts and commissions and estimated expenses.

        Pursuant to our collaboration agreement, BMS has agreed to fund a majority of ongoing development costs incurred towards the development of E2F Decoy for the prevention of bypass graft failure and prevention of AV graft failure. We believe that our available cash, cash equivalents and short-term investments and expected reimbursements of development costs from BMS will be sufficient to fund anticipated levels of operations through at least mid-2006.

  Cash Flows

        Net cash used in operating activities was $39.0 million for 2004. This consisted primarily of a net loss for the period of $39.8 million plus decrease in deferred revenue, accrued clinical trial liabilities, and increase in prepaid expenses and contract revenue receivable of $11.4 million, partially offset by an non-cash compensation expense, depreciation and amortization expenses, decrease in other long-term assets, increase in accounts payable and other accrued liabilities of $12.0 million. Cash used in investing activities of $100.4 million in 2004, consisted primarily of net purchase of marketable securities of $98.3 million plus the purchases of property and equipment of $2.1 million. Net cash provided by financing activities of $102.2 million during 2004 was due primarily to receipt of net proceeds of $100.8 million from the sale of common stock in our initial public offering in February 2004 and proceeds of $3.1 million from the exercise of warrants, stock options and the purchase of shares through our Employee Stock Purchase Plan. These proceeds were offset by repayments of debt of $421,000 and the decrease of bank overdraft of $1.3 million.

        Net cash used in operating activities increased from $20.0 million in 2002 to $25.8 million in 2003 and $39.0 million in 2004. The increase in cash used in operating activities from 2002 to 2003 and from 2003 to 2004 was due to continued expansion of research and development activities and clinical trial costs.

        Net cash provided by/used in investing activities changed from cash used of $14.8 million for 2002 to cash provided of $14.8 million in 2003 to cash used of $100.4 million. The increase in net cash provided by investing activities from 2002 to 2003 is primarily due to sales of short-term investments of $16.9 million. The decrease in net cash provided by investing activities from 2003 to 2004 is primarily due to net purchases of short-term investments of $114.2 million.

        Net cash provided by financing activities increased from $47.5 million in 2002 to $52.4 million in 2003 and $102.2 million in 2004. The increase in cash provided by financing activities from 2002 to 2003 was primarily due to incremental proceeds of $15.5 million from the issuance of bridge loans, issuances of preferred stock and issuances of equipment loans. The increase in cash provided by financing activities from 2003 to 2004 was primarily due to proceeds of $100.8 million from our initial public offering, and proceeds of $3.1 million from the exercise of warrants, stock options and the purchase of shares through our Employee Stock Purchase Plan.

  Credit Facility

        In February 2003, we entered into an equipment line of credit with GE Capital Corporation providing funding of up to $1.5 million. At December 31, 2004, we had drawn down $1.4 million on the line of credit. Amounts under the line of credit are secured by the equipment purchased.

  Operating Capital and Capital Expenditure Requirements

        We expect to devote substantial resources to continue our research and development efforts and to expand our sales, marketing and manufacturing programs associated with the commercialization and launch of E2F Decoy and our future products.

        We do not expect to generate significant additional funds, other than reimbursements and milestone payments that we receive from our collaboration with BMS, until we successfully obtain marketing approval for and begin selling E2F Decoy. We believe that the key factors that will affect our internal and external sources of cash are:

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

  Contractual Obligations

        Our outstanding contractual obligations relate to our equipment debt financings, facilities leases, and obligations under our agreement with our third-party contract manufacturer. Our contractual obligations as of December 31, 2004 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Equipment financing	$0.7	$0.5	$0.2	$—	$—
Operating leases	3.5	2.1	1.4	—	—
Manufacturing development agreement	3.1	3.1	—	—	—

Total contractual cash obligations	$7.3	$5.7	$1.6	$—	$—

        The contractual summary above reflects only payment obligations that are fixed and determinable. We also have contractual payment obligations, the timing of which is contingent on future events. We are obligated to make certain payments under our license agreements with The Board of Trustees of the Leland Stanford Junior University and The Brigham and Women's Hospital, Inc. if milestones relating to the development and regulatory approval of E2F Decoy are achieved. In addition, if E2F Decoy is successfully commercialized we will pay royalties and pursuant to these license agreements. We are obligated to make annual license, milestone and royalty fee payments under our license agreement with Cyclacel for the licensed Penetratin® Endonuclear Delivery System. We are obligated to make certain payments under our agreement with Avecia Limited upon the achievement of certain manufacturing and product delivery milestones. Upon completion of the manufacturing program, but in no event later than March 31, 2005, we will notify Avecia Limited of our intention to continue future manufacturing of the products at Avecia Limited's facility in Grangemouth, Scotland. The agreement shall continue until the completion of the manufacturing program and may be terminated by either party at any time prior to completion of the program with 30 days notice. Please see "Business—License Agreements" and "Business—Manufacturing" for a further description of these agreements.

        On March 11, 2005 we and Avecia Limited amended our December 27, 2004 agreement for the manufacture of: (a) E2F single strand intermediates, (b) NF-kB Decoy single strand intermediates and hybridized duplex products, and (c) HIF-Decoy single strand intermediates. The amendment extended by one month the period during which Avecia would manufacture certain materials for an additional payment by us of $1.6 million plus reimbursement for raw materials. The agreement was previously amended on March 4, 2005 to specify the amount of reimbursement to be paid by us for previously used raw materials. The agreement does not provide for the production of material for commercial sale.

        We have also entered into letters of credit totaling $638,000 securing our operating lease obligations.

Off-Balance Sheet Arrangements

        At December 31, 2003 and 2004, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), "Share-Based Payment", or FAS 123R, which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", or SFAS 123, and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

        In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Issue's objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1 percent from December 31, 2004 levels, the fair value of our portfolio would decline by approximately $405,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

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

        The commercial success of E2F Decoy will depend upon successful completion of clinical trials, manufacturing commercial supplies, obtaining marketing approval, successfully launching the product and acceptance of the product by the medical community and third party payors as clinically useful, cost-effective and safe. The primary and secondary endpoints of our Phase 3 clinical trial in PBG failed to show a benefit in the edifoligide treated group compared to the placebo group. If the data from our Phase 3 clinical trail in CABG is not satisfactory, we may not proceed with our planned filing of an application for approval.

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

        In October 2003, we entered into agreements with BMS relating to the development, regulatory approval and commercialization of E2F Decoy. Based on the terms of our collaboration, we expect to receive significant development funding and milestone payments from BMS. BMS may terminate the collaborative agreement upon six months prior notice, after which BMS will not be obligated to fund our development and commercialization costs or make milestone payments. The collaboration is governed by a joint steering committee, consisting of an equal number of representatives of us and BMS. There are also working groups with representation from both parties that have responsibility over development and regulatory, manufacturing, finance and commercialization matters. Ultimate decision-making authority is vested in us as to some matters and in BMS as to other matters. A third category of decisions requires the approval of both us and BMS. Outside the United States, ultimate decision-making authority as to most matters is vested in BMS. Any loss of BMS as a commercial partner for E2F Decoy, dispute over the terms of the collaboration, disagreements over decisions made with respect to the collaboration or other adverse developments in our relationship with BMS would harm our business and would require us to seek additional capital.

We have limited manufacturing capabilities and manufacturing personnel and expect to depend on third parties to manufacture E2F Decoy and any future products. We are dependent on single suppliers for E2F Decoy intermediates and components of the pressure device used to administer E2F Decoy.

        We have limited personnel with experience in, and we do not own facilities for, manufacturing any clinical or commercial products. We rely on third parties to supply us with E2F Decoy and its related device for our clinical trials. In December 2004, we entered into an agreement with Avecia Limited for the manufacture of: (a) E2F single strand intermediates, (b) NF-kB Decoy single strand intermediates and hybridized duplex products, and (c) HIF-Decoy single strand intermediates. On March 11, 2005 we and Avecia Limited amended our December 2004 agreement for the manufacture of: (a) E2F single strand intermediates, (b) NF- kB Decoy single strand intermediates and hybridized duplex products, and (c) HIF-Decoy single strand intermediates. The amendment extended by one month the period during which Avecia would manufacture certain materials for an additional payment by us of $1.6 million plus reimbursement for raw materials. The agreement was previously amended on March 4, 2005 to specify the amount of reimbursement to be paid by us for previously used raw materials. The agreement does not provide for the production of material for commercial sale. We do not have agreements with these third parties which obligate them to provide us with any products for future commercial sales. There are a limited number of manufactures that are capable of manufacturing the active ingredient of E2F Decoy or its related device and are willing to do so. If we are unable, for whatever reason, to obtain E2F Decoy and its related device from these suppliers, we may not be able to obtain alternate manufacturers in a timely manner, if at all, to meet our requirements for clinical trials and, subject to receipt of regulatory approvals, commercial sale. We also depend on third-party contract laboratories to perform quality control testing of E2F Decoy and its device.

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

        There are a growing number of approved therapies for the prevention or treatment of cardiovascular disease and end stage renal disease, or ESRD. These include cholesterol lowering agents, agents to prevent or disrupt blood clots, drug eluting stents, balloon angioplasty, arterial bypass grafts and synthetic conduits used for bypass and use of AV fistulae to provide vascular access for ESRD patients. Some or all of these treatments could reduce the size of the CABG and AV graft markets. These treatments are marketed by major pharmaceutical and/or medical device companies. In particular, drug eluting stents were only approved for use in 2003 and could potentially result in a significant decrease in bypass graft procedure volumes. Two drug eluting stents have been approved in the United States and are being marketed by Johnson & Johnson and Boston Scientific Corporation, two companies with significant financial and marketing resources. In February 2004, Guidant Corporation and Johnson & Johnson announced a co-promotion agreement pursuant to which Guidant will co-promote Johnson & Johnson's CYPHER drug eluting stent. In addition, various other treatments for cardiovascular disease are in various stages of preclinical or clinical testing by other companies. These therapies could also affect the size of the CABG and/or AV graft markets or could result in pricing pressure if we receive marketing approval for E2F Decoy.

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

        Clinical development, including preclinical testing, is a long, expensive and uncertain process and is subject to delays. It may take us several years to complete our testing, and failure can occur at any stage of testing. Patient enrollment in future clinical trials and completion of patient follow-up in our current Phase 3 clinical trial depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study and patient compliance. Delays in patient enrollment or failure of patients to continue to participate in a study may cause an increase in costs and delays, or result in the failure of the trial.

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

        We do not have any products approved for marketing. We have a limited history of operations and have focused primarily on clinical trials of E2F Decoy. We have incurred net losses since our inception. As of December 31, 2004, we had an accumulated deficit of approximately $141.8 million. We expect to incur substantial net losses to further develop and commercialize E2F Decoy and do not know whether or when we will become profitable. If we are unable to generate significant revenues from E2F Decoy or attain profitability, we will not be able to sustain our operations.

We will need additional financing, which may be difficult to obtain. If we fail to obtain necessary financing or do so on unattractive terms, our development programs and other operations could be harmed.

        We will require substantial funds to conduct development, including preclinical testing and clinical trials of our potential products including E2F Decoy. We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations through at least mid-2006. BMS will fund a majority of the ongoing development costs we incur for the development of E2F Decoy for CABG and AV graft failure. We expect to increase our spending significantly as we expand our infrastructure, development programs and commercialization activities and our future capital requirements will depend on many factors, including:

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

        We will need to obtain clearance of the pressure device used to deliver the drug by the FDA's Center for Devices and Radiological Health, or CDRH, under a 510(k) pre-market notification establishing that the pressure device is substantially equivalent to one or more marketed predicate devices. We expect to file such notification in the first quarter of 2005. In the event we cannot establish such substantial equivalence, we will need to request that the FDA classify the pressure device as a Class I or Class II device that can be marketed without pre-market approval or, failing that, obtain pre-market approval of the pressure device by CDRH. The FDA classifies medical devices into three classes based on the regulatory control deemed necessary by the FDA to reasonably ensure safety and effectiveness. A Class I device is subject to general controls, including compliance with the FDA's good manufacturing practices regulations and labeling regulations. A Class II device is subject to general controls and special controls, which may include special labeling requirements, mandatory performance standards and post-market surveillance. A Class III device is subject to pre-market approval requiring the independent demonstration that the new medical device is safe and effective. If we are unable to obtain clearance or approval of the pressure device, the commercialization of E2F Decoy could be delayed or possibly prevented.

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

        Our strategy to develop, manufacture and commercialize our products includes entering into various relationships with pharmaceutical companies with respect to some programs to advance such programs and reduce our expenditures on such programs. To date, we have entered into one collaboration agreement regarding E2F Decoy. Our other product candidates will target highly competitive therapeutic markets in which we have limited experience and expertise. If we are unable to develop this expertise ourselves, we will need to enter into agreements with a larger biotechnology or pharmaceutical company to provide us with the necessary resources and experience for the development and commercialization of products in these markets. There are a limited number of companies with the resources necessary to develop our future products commercially, and we may be unable to attract any of these firms. A company that has entered into a collaboration agreement with one of our competitors may choose not to enter into a collaboration agreement with us. We may not be able to negotiate any collaboration on acceptable terms or at all. If we are not able to establish collaborative arrangements, we may have to reduce or delay further development of some of our programs and/or increase our expenditures and undertake the development activities at our own expense. If we elect to increase our expenditures to fund our development programs, we will need to obtain additional capital, which may not be available on acceptable terms or at all.

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

        We have employment agreements with Mr. McLaughlin, Richard P. Powers, our vice president and chief financial officer, Todd J. Lorenz, our chief medical officer, Leslie M. McEvoy, our senior vice president, research, James Z. Huang, our senior vice president, commercial operations and business development, and Patrick Broderick, our vice president and general counsel. Each of our officers and key employees may terminate their employment without notice and without cause or good reason. We currently are not aware that any officer or key employee is planning to leave or retire.

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

If we are unable to manage any necessary growth, we may not be able to commercialize our product candidates, including E2F Decoy.

        We expanded our workforce, located in both California and Pennsylvania from 72 full-time employees on December 31, 2003 to 132 full-time employees on December 31, 2004. To commercialize E2F Decoy, we will be required to improve existing and implement new operational and financial systems, procedures and controls and expand, train and manage our employee base. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support such growth. If we are unable to manage any necessary growth effectively, our business could be harmed.

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

        Our success will depend in large part on our ability or the ability of our licensors to obtain and maintain protection in the United States and other countries for the intellectual property incorporated into our products. As of December 31, 2004, we had 41 issued United States and foreign patents and 41 pending United States and foreign patent applications. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions. Neither we nor our licensors may be able to obtain additional issued patents relating to our technology. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of the term of patent protection we may have for our products. In addition, our patents and our licensors' patents may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

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

If we lose our licenses from Stanford University or The Brigham and Women's Hospital we will not be able to continue our business.

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

        Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, expenses, accounting for stock options and in-process research and development costs are subject to further review, interpretation and guidance from relevant accounting authorities, including the Securities and Exchange Commission. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this Annual Report on Form 10-K. Historically, we have not been required to record stock-based compensation charges if the employee's stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. The Financial Accounting Standards Board issued in December 2004 Statement of Accounting Standards No. 123 (revised) which will require us to record expense for the fair value of stock options granted and purchases under employee stock purchase plans beginning June 15, 2005. When we change our accounting policy to record expense for the fair value of stock options granted and shares purchased, our operating expenses will increase. We rely heavily on stock options to motivate existing employees and attract new employees. When we are required to expense stock options, we may choose to reduce our reliance on stock options as a motivation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. If we do not reduce our reliance on stock options, our reported losses will increase.

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

        Our (a) executive officers and (b) directors and principal stockholders, together with their affiliates, as of December 31, 2004 beneficially owned approximately 7.6 percent and 51.3 percent of our voting stock, respectively, including shares subject to outstanding options. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. These stockholders will likely be able to determine the composition of our board of directors, possess the voting power to approve all matters requiring stockholder approval, and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

        Based on their evaluation as of December 31, 2004, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-K.

Changes in internal controls.

        There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information

        In November 2004, the Compensation Committee of the Board of Directors awarded the following executive officers restricted stock awards:

Name	Position	Number of shares subject to restricted stock award
Patrick Broderick	Vice President, General Counsel and Corporate Secretary	2,000
James Huang	Senior Vice President, Commercial Operations and Business Development	2,000
Todd Lorenz	Chief Medical Officer	1,000
Leslie McEvoy	Senior Vice President, Research	2,000
John P. McLaughlin	President, Chief Executive Officer and Director	2,000
Richard P. Powers	Vice President and Chief Financial Officer	2,000

        The fair market value of our Common Stock on the date of the restricted stock award was $19.09. The shares subject to the restricted stock award will vest in full on November 19, 2005, subject to acceleration in certain circumstances.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information concerning our directors will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders, to be held on June 7, 2005, under the caption "Proposal 1—Election of Directors" and is incorporated by reference into this Annual Report on Form 10-K. Information concerning our Audit Committee and Financial Expert is incorporated by reference to the section entitled "Audit Committee" to be contained in our definitive Proxy Statement. Information concerning procedures for recommending directors is incorporated by reference to the section entitled "Nominating and Corporate Governance Committee" to be contained in our definitive Proxy Statement. Information concerning our Executive Officers is set forth under "Executive Officers and Key Employees" in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance," to be contained in our definitive Proxy Statement. Information concerning our code of conduct is incorporated by reference to the section entitled "Code of Conduct," to be contained in our definitive Proxy Statement.

Item 11. Executive Compensation

        The information required by this item will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders, to be held on June 7, 2005, under the caption "Executive Compensation," and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders, to be held on June 7, 2005, under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans," and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

        The information required by this item will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders, to be held on June 7, 2005, under the caption "Certain Transactions," and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

        The information required by this item will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders, to be held on June 7, 2005, under the caption "Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm," and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this Annual Report on Form 10-K:

		Page

1.	Financial Statements and Report of Independent Registered Public Accounting Firm	54
2.	Notes to Financial Statements	62
3.	Financial Statement Schedules—None.
4.	Exhibits—See Exhibit Index
  (b)
  Exhibits

            See Item 15(a) above.

  (c)
  Financial Statement Schedule

            See Item 15(a) above.

Corgentech Inc.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Corgentech Inc.

        We have audited the accompanying balance sheets of Corgentech Inc. as of December 31, 2003 and 2004 and the related statements of operations, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corgentech Inc. at December 31, 2003 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/  ERNST & YOUNG LLP

Palo Alto, California
January 25, 2005 except for Note 11 as to
which the date is March 11, 2005

Corgentech Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$54,590	$17,312
Short-term investments	—	97,866
Contract revenue receivable, related party	6,941	7,337
Prepaid expenses and other current assets	2,696	3,702
Notes receivable from employees	79	98

Total current assets	64,306	126,315
Property and equipment, net	2,278	3,492
Restricted cash	638	668
Notes receivable from employees	168	60
Other long-term assets	1,933	1,013

Total assets	$69,323	$131,548

Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Bank overdraft	$1,322	$—
Accounts payable	3,334	4,019
Current portion of deferred revenue, related party	7,692	7,692
Current portion of long-term debt	454	490
Accrued clinical trial liabilities	2,592	235
Other accrued liabilities	1,376	5,018
Refundable exercise price	519	444

Total current liabilities	17,289	17,898
Deferred revenue, related party, net of current portion	15,571	7,878
Long-term debt, less current portion	627	192
Deferred rent and accrued loss on sublease	322	446
Commitments
Convertible preferred stock, $0.001 par value;
18,367,259 and none shares authorized at December 31, 2003 and December 31, 2004, respectively; 17,327,139 and none shares designated, issued and outstanding at December 31, 2003 and December 31, 2004, respectively.	114,332	—
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; none and 5,000,000 shares authorized at December 31, 2003 and 2004, respectively; none issued or outstanding at December 31, 2003 and 2004, respectively	—	—
Common stock, $0.001 par value: 21,932,500 and 100,000,000 shares authorized at December 31, 2003 and 2004, respectively; 2,441,570 and 27,731,612 shares issued and outstanding at December 31, 2003 and 2004, respectively	2	28
Additional paid-in capital	41,480	264,317
Notes receivable from officers	(43)	(40)
Deferred stock compensation	(18,300)	(16,977)
Accumulated other comprehensive income	—	(389)
Accumulated deficit	(101,957)	(141,805)

Total stockholders' equity (deficit)	(78,818)	105,134

Total liabilities and stockholders' equity (deficit)	$69,323	$131,548

See accompanying notes.

Corgentech Inc.
Statements of Operations

(In thousands, except share and per share amounts)

	Years ended December 31,
	2002	2003	2004
Contract revenue, related party	$—	$8,678	$36,382
Operating expenses:
Research and development	21,536	46,004	62,997
General and administrative	3,206	6,067	15,013

Total operating expenses	24,742	52,071	78,010

Loss from operations	(24,742)	(43,393)	(41,628)
Interest and other income	471	416	1,918
Interest and other expense	(1,376)	(20,190)	(138)

Net loss	(25,647)	(63,167)	(39,848)
Preferred stock deemed dividend	—	(14,407)	—

Net loss attributable to common stockholders	$(25,647)	$(77,574)	$(39,848)

Basic and diluted net loss attributable to common stockholders	$(14.38)	$(37.90)	$(1.63)

Shares used to compute basic and diluted net loss attributable to common stockholders	1,783,564	2,046,944	24,499,022

See accompanying notes.

Corgentech Inc.

Statement of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands, except share amounts)

	Convertible Preferred Stock
			Common Stock			Notes Receivable from Officers		Accumulated Other Comprehensive Income		Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital		Deferred Stock Compensation		Accumulated Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2001	4,275,748	$15,370	2,085,091	$2	$711	$(121)	$(319)	$7	$(13,143)	$(12,863)
Issuance of Series C convertible preferred stock at $7.40 per share to investors for cash and notes, net of issuance costs of $3,500	6,807,423	46,875	—	—	—	—	—	—	—	—
Issuance of Series C preferred stock at $7.40 per share for financing fees	109,121	808	—	—	—	—	—	—	—	—
Issuance of Series C preferred stock at $7.40 per share for professional services	1,801	13	—	—	—	—	—	—	—	—
Beneficial conversion feature on convertible notes payable and fair value of warrants issued with notes	—	1,285	—	—	—	—	—	—	—	—
Issuance of common stock at $0.24 to $1.20 per share for cash upon exercise of stock options, net of repurchases	—	—	97,315	—	38	—	—	—	—	38
Issuance of stock options for consulting services	—	—	—	—	16	—	—	—	—	16
Deferred stock compensation	—	—	—	—	38	—	(38)	—	—	—
Adjustment to deferred stock compensation for cancellation of options	—	—	—	—	(5)	—	5	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	130	—	—	130
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	73	—	73
Net loss	—	—	—	—	—	—	—	—	(25,647)	(25,647)

Comprehensive loss										(25,574)

Balances at December 31, 2002 (carried forward)	11,194,093	64,351	2,182,406	2	798	(121)	(222)	80	(38,790)	(38,253)

See accompanying notes.

Corgentech Inc.

Statement of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands, except share amounts) (continued)

	Convertible Preferred Stock
			Common Stock			Notes Receivable from Officers		Accumulated Other Comprehensive Income		Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital		Deferred Stock Compensation		Accumulated Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2002 (brought forward)	11,194,093	$64,351	2,182,406	$2	$798	$(121)	$(222)	$80	$(38,790)	$(38,253)
Issuance of Series C convertible preferred stock at $7.40 per share to investors for cash, net of issuance costs of $22	4,054,044	29,978	—	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock at $9.62 per share to investors for cash, net of issuance costs of $24	2,079,002	19,976	—	—	—	—	—	—	—	—
Issuance of common stock at $0.24 — $5.00 per share for cash upon exercise of stock options net of repurchases and unvested refundable shares	—	—	159,164	—	168	—	—	—	—	168
Issuance of common stock at $1.20 per share for services	—	—	100,000	—	120	—	—	—	—	120
Stock compensation related to issuance of stock for services	—	—	—	—	1,175	—	—	—	—	1,175
Compensation related to certain options granted to consultants	—	—	—	—	177	—	—	—	—	177
Deferred stock compensation	—	—	—	—	19,057	—	(19,057)	—	—	—
Adjustment to deferred compensation for cancellation of options	—	—	—	—	(4)	—	4	—	—	—
Adjustment to deferred compensation for employee converted to consultant	—	—	—	—	(10)	—	10	—	—	—
Amortization deferred stock compensation	—	—	—	—	—	—	965	—	—	965
Compensation related to certain warrants granted for line of credit arrangements	—	27	—	—	—	—	—	—	—	—
Repayment notes receivable from Stockholders	—	—	—	—	—	7	—	—	—	7
Beneficial conversion feature of bridge loan	—	—	—	—	14,521	—	—	—	—	14,521
Warrants issued in conjunction with debt	—	—	—	—	5,478	—	—	—	—	5,478
Beneficial conversion feature of Series C and Series D preferred stock	—	—	—	—	14,407	—	—	—	—	14,407
Deemed dividend for Series C and Series D convertible preferred stock	—	—	—	—	(14,407)	—	—	—	—	(14,407)
Forgiveness of note receivable from Stockholders	—	—	—	—	—	71	—	—	—	71
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	—	—	—	—	(63,167)	(63,167)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(63,247)

Balances at December 31, 2003 (carried forward)	17,327,139	$114,332	2,441,570	$2	$41,480	$(43)	$(18,300)	$—	$(101,957)	$(78,818)

See accompanying notes.

Corgentech Inc.
Statement of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands, except share amounts) (continued)

	Convertible Preferred Stock
			Common Stock			Notes Receivable from Stockholders		Accumulated Other Comprehensive Income		Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital		Deferred Stock Compensation		Accumulated Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2003 (brought forward)	17,327,139	$114,332	2,441,570	$2	$41,480	$(43)	$(18,300)	—	$(101,957)	$(78,818)
Issuance of common stock at $16.00 per share in an initial public offering net of issuance costs of $9,621	—	—	6,900,000	7	100,772	—	—	—	—	100,779
Conversion of preferred stock to common at initial public offering	(17,327,139)	(114,332)	17,327,139	18	114,314	—	—	—	—	114,332
Exercise of warrants	—	—	692,610	1	2,626	—	—	—	—	2,627
Issuance of common stock at $0.24 — $15.90 per share for cash upon exercise of stock options net of repurchases and unvested refundable shares	—	—	187,579	—	259	—	—	—	—	259
Compensation related to certain options granted to consultants	—	—	—	—	397	—	—	—	—	397
Issuance of common stock under Purchase Plan	—	—	27,047	—	316	—	—	—	—	316
Deferred stock compensation	—	—	—	—	1,645	—	(1,645)	—	—	—
Deferred stock compensation — restricted stock	—	—	155,667	—	2,953	—	(2,953)	—	—	—
Adjustment to deferred compensation for cancellation of options	—	—	—	—	(445)	—	445	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	5,124	—	—	5,124
Amortization of deferred stock compensation — restricted stock	—	—	—	—	—	—	352	—	—	352
Forgiveness of note receivable form stockholders	—	—	—	—	—	3	—	—	—	3
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(389)	—	(389)
Net loss	—	—	—	—	—	—	—	—	(39,848)	(39,848)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(40,237)

Balances at December 31, 2004	—	$—	27,731,612	$28	$264,317	$(40)	$(16,977)	$(389)	$(141,805)	$105,134

See accompanying notes.

Corgentech Inc.

Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2002	2003	2004
Operating activities
Net loss	$(25,647)	$(63,167)	$(39,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	261	483	926
Non-cash compensation expense	146	1,170	5,896
Non-cash interest expense	1,285	20,000	—
Issuance of equity for services rendered and licenses, net	821	1,295	—
Forgiveness of note receivable	—	71	3
Changes in assets and liabilities:
Prepaid expenses and other current assets	(400)	(1,948)	(1,006)
Contract revenue receivable, related party	—	(6,941)	(396)
Notes receivable from employees	(195)	23	89
Restricted cash	173	(638)	(30)
Other long-term assets	45	(1,896)	920
Accounts payable	1,302	1,672	685
Accrued clinical trial liabilities	1,913	679	(2,357)
Other accrued liabilities	626	(26)	3,642
Deferred revenue, related party	—	23,263	(7,693)
Long-term liabilities	(108)	—	—
Deferred rent and accrual for loss on subleased property	(200)	170	124

Net cash used in operating activities	(19,978)	(25,790)	(39,045)

Investing activities
Purchase of property and equipment	(1,152)	(1,164)	(2,140)
Purchase of short-term investments	(22,429)	(1,000)	(321,330)
Sale of short-term investments	8,760	16,929	223,075

Net cash provided by (used in) investing activities	(14,821)	14,765	(100,395)

Financing activities
Proceeds from issuance of convertible preferred stock, net of share issuance costs	42,375	29,954	—
Proceeds from issuance of bridge loans	4,500	20,000	—
Proceeds from issuance of equipment loans	—	1,409	—
Repayment of equipment loans	—	(328)	(421)
Proceeds from issuance of common stock, net	50	683	103,905
Bank overdraft	609	712	(1,322)

Net cash provided by financing activities	47,534	52,430	102,162

Net increase (decrease) in cash and cash equivalents	12,735	41,405	(37,278)
Cash and cash equivalents at beginning of period	450	13,185	54,590

Cash and cash equivalents at end of period	$13,185	$54,590	$17,312

Supplemental schedule of cash flow information
Interest paid	$83	$184	$116

Supplemental schedule of noncash investing and financing activities
Issuance of warrants for bridge loan	$1,285	$5,479	$—

Issuance of preferred stock for professional services	$821	$—	$—

Issuance of preferred stock as repayment of bridge loans	$4,500	$20,000	$—

Bridge loan interest paid with preferred stock	$56	$—	$—

See accompanying notes.

Corgentech Inc.

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization, Business, and Basis of Presentation

        Corgentech Inc. (the "Company") is a biopharmaceutical company focused on the discovery, development and commercialization of a new class of therapeutics called transcription factor decoys, or TF decoys. The Company is focused on TF decoys initially for the treatment of cardiovascular disease, inflammatory diseases and cancer.

        The Company is creating a pipeline of novel therapeutics based on its proprietary TF decoy technology. The Company's lead product candidate, E2F Decoy, is currently in clinical trials for the prevention of coronary artery bypass graft failure. The Company evaluated its lead product candidate, E2F Decoy, a combination drug and delivery device, in two Phase 3 clinical trials during 2004 for the prevention of vein graft failure. The first of the two Phase 3 trials, called PREVENT III, which evaluated E2F Decoy in patients undergoing peripheral bypass graft surgeries (in the leg), did not meet its primary or secondary endpoints. The second of the two Phase 3 trials, called PREVENT IV, is evaluating patients undergoing coronary artery bypass graft, or CABG, surgeries. The Company is also developing E2F Decoy for the prevention of arterio-venous, or AV, graft failure and completed enrollment of a Phase 1/2 clinical trial for this indication in late 2004. E2F Decoy has received Fast Track designation from the FDA for both the prevention of vein graft failure and AV graft failure. The Company has a world-wide collaborative agreement with BMS for the development and commercialization of E2F Decoy for all indications. The Company also has additional TF decoys in pre-clinical development for the treatment of inflammatory diseases such as eczema, and cancer.

        The Company anticipates working on a number of long-term development projects which will involve experimental and unproven technology. The projects may require many years and substantial expenditures to complete, and may ultimately be unsuccessful. The Company will need to obtain additional funds from outside sources to continue its research and development activities, fund operating expenses, pursue regulatory approvals, and build production, sales, and marketing capabilities, as necessary. If the Company is unable to develop, receive approval for or successfully commercialize its drug candidate, it may never be profitable and have to curtail its operations.

Need to Raise Additional Capital

        The Company has incurred significant net losses and negative cash flows from operations since its inception. At December 31, 2003 and 2004, the Company had an accumulated deficit of $102.0 million and $141.8 million, respectively.

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

        The Company uses revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, "Revenue Recognition" and Emerging Issues Task Force ("EITF") Issue 00-21 "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). Accordingly, revenue arrangements with multiple deliverable items are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the statements of operations over the estimated term of the performance obligation.

Cash Equivalents and Short-Term Investments

        The Company considers all highly liquid securities with maturities of three months or less from the date of purchase to be cash equivalents.

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

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments and accounts receivable. The Company places its cash and cash equivalents with four high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. The Company is exposed to credit risk in the event of default by the financial institutions holding the cash and cash equivalents to the extent of the amount recorded on the balance sheets. Short-term investments are invested in high-credit quality commercial paper, corporate bonds and government agency securities.

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

Impairment of Long-Lived Assets

        In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2004, there have been no such losses.

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

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS

No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to employee stock compensation on reported net loss. The Company has elected to continue to follow the intrinsic-value method of accounting as prescribed by APB Opinion No. 25. The information regarding pro forma net loss as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The resulting effect on net losses to date pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future years, since future years are likely to include additional grants and the irregular impact of future years' vesting.

        The following table illustrates the weighted-average assumptions for the Black-Scholes model used in determining the fair value of options granted to employees:

	Years ended December 31,
	2002	2003	2004	2002	2003	2004
	Stock option plans			ESPP
Dividend yield	—	—	—	—	—	—
Risk-free interest rate	3.8%	2.9%	3.1%	—	—	1.40%
Volatility	80%	80%	86%	—	—	93%
Expected life	4 years	4 years	4 years	—	—	6 months

        The Company has recorded deferred stock compensation with respect to options granted to employees of $33,000, $19.1 million and $1.6 million during the years ended December 31, 2002, 2003 and 2004, respectively, representing the difference between the exercise price of the options and the deemed fair value of the common stock. The deferred stock compensation is being amortized on a straight-line basis over the related vesting terms of the options. Such total amortization expense amounted to $130,000, $965,000 and $5.1 million for the years ended December 31, 2002, 2003 and 2004, respectively.

        In November 2004, the Company granted 155,667 shares of restricted stock with an exercise price of $0, and recorded deferred stock compensation of $3.0 million. The Company recorded employee restricted stock compensation expense of $352,000 for the year ended December 31, 2004.

        The expected future amortization expense for deferred compensation as of December 31, 2004 is as follows (in thousands):

2005	$7,676
2006	5,048
2007	4,219
2008	34

$16,977

        The following table illustrates the effect on net loss and net loss per common share had the Company applied the fair value provisions of SFAS No. 123 to employee stock compensation:

	Years ended December 31,
	2002	2003	2004
	(in thousands)
Net loss attributable to common stockholders, as reported	$(25,647)	$(77,574)	$(39,848)
Plus: Employee stock compensation expense based on intrinsic value method	129	965	5,124
Less: Employee stock compensation expense determined under the fair value method for all awards	(159)	(1,292)	(6,913)

Pro forma net loss	$(25,677)	$(77,901)	$(41,637)

Net loss per common share attributable to common stockholders:
Basic and diluted, as reported	$(14.38)	$(37.90)	$(1.63)

Basic and diluted, pro forma	$(14.40)	$(38.06)	$(1.70)

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

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

        In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Issue's objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

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

	Years ended December 31,
	2002	2003	2004
	(In thousands, except share and per share amounts)
Historical
Numerator:
Net loss attributable to common stockholders	$(25,647)	$(77,574)	$(39,848)
Denominator:
Weighted-average common shares outstanding	2,151,954	2,332,330	24,888,560
Less: Weighted-average unvested common shares subject to repurchase	(368,390)	(285,386)	(389,538)

Denominator for basic and diluted net loss per common share attributable to common stockholders	1,783,564	2,046,944	24,499,022

Basic and diluted net loss per common share attributable to common stockholders	$(14.38)	$(37.90)	$(1.63)

Historical outstanding dilutive securities not included in diluted net loss per share attributable to common stockholders calculation
Preferred stock	11,194,093	17,327,139	—
Options to purchase common stock	449,951	1,820,654	2,801,323
Warrants	164,524	979,780	—

	11,808,568	20,127,573	2,801,323

3. Cash Equivalents and Short-Term Investments

        The following is a summary of the fair value of available-for-sale securities as at December 31, 2003 and December 31, 2004 (in thousands).

	December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage securities	$53,450	$—	$—	$53,450

Total	$53,450	$—	$—	$53,450

Reported as:
Cash and cash equivalents	$53,450	$—	$—	$53,450

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. corporate securities	$31,901	$—	$(153)	$31,748
Municipal securities	27,550	—	—	27,550
U.S. government securities	43,061	—	(236)	42,825

Total	$102,512	$—	$(389)	$102,123

Reported as:
Cash and cash equivalents	$4,257	$—	$—	$4,257
Short-term investments	98,255	—	(389)	97,866

	$102,512	$—	$(389)	$102,123

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. corporate and U.S. government securities maturing within 1 year	$66,697	$—	$(324)	$66,373
U.S. corporate and U.S. government securities maturing between 1 to 2 years	8,265	—	(65)	8,200
Municipal securities maturing within 1 year	27,550	—	—	27,550

Total available-for-sale securities	$102,512	$—	$(389)	$102,123

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

        In connection with the collaboration, BMS paid the Company $45,000,000, consisting of non-refundable, up-front license fees of $25,000,000 and an additional $20,000,000 for the purchase of 2,079,002 shares of Series D convertible preferred stock at $9.62 per share. The rights and features of Series D convertible preferred stock are substantially the same as Series C preferred stock. The collaboration also provides additional funding including payment for the majority of ongoing costs of developing E2F Decoy for CABG, PBG and AV graft failure including costs incurred in connection with performing nonclinical and clinical studies of the product for these indications as well as costs of certain related manufacturing, supply and other activities and substantial regulatory and sales milestones. In addition, BMS is potentially obligated to pay up to $148.5 million in milestone payments based on the achievement of worldwide regulatory submissions and approvals and up to $320 million in milestone payments based upon attainment of agreed upon sales levels of E2F Decoy. BMS has the right to terminate this collaboration, in whole or in part, for convenience with six months advance notice.

        In 2003 and 2004, the Company recorded revenues associated with the Company's collaboration with BMS consisting of $6.9 million and $28.7 million in respect of the reimbursement of development expenses and $1.8 million and $7.7 million in respect of the amortization of non-refundable, upfront license fees, respectively.

The Board of Trustees of the Leland Stanford Junior University

        The Company has an agreement with The Board of Trustees of the Leland Stanford Junior University, ("Stanford"), for an exclusive worldwide license under patents concerning the use of pressure to deliver TF decoys and other therapeutics into cells. The Company has the right to grant sublicenses under this agreement. In exchange for the rights licensed from Stanford, the Company paid Stanford an up-front license fee of $50,000 and issued Stanford 38,315 shares of common stock. In addition, through December 31, 2004, the Company has paid Stanford $1,642,500 in royalty payments. The Company has also agreed to pay Stanford an additional $150,000 upon FDA approval of a pressure delivery device. The Company pays Stanford an annual minimum royalty of $20,000 per year for the life of the agreement. All license fees and milestone payments were charged to research and development. The Company further agreed to pay royalties to Stanford based on net sales of TF decoys and other products using pressure technology sold. The royalty obligation extends on a country-by-country basis until the later of seven years, if no licensed patent issues, or expiration of the last-to-expire patent licensed from Stanford. The Company will also pay sublicense revenues to Stanford with respect to any upfront payments and research, development, or regulatory milestone payments, which includes such payments from BMS, that it receives for TF decoys and other products using pressure technology. There are no other milestone payments due to Stanford under this agreement. Upon the expiration of the last-to-expire patent, the agreement expires and there is no further royalty obligation to Stanford.

The Brigham and Women's Hospital, Inc.

        The Company has an agreement with The Brigham and Women's Hospital, Inc., ("BWH"), for an exclusive worldwide license under patents and know-how concerning TF decoys and other therapeutics to treat and prevent diseases. Subject to the prior approval of BWH, the Company has the right to grant sublicenses under this agreement. In exchange for the rights licensed from BWH, the Company paid BWH an up-front license fee of $50,000 and issued BWH 56,250 shares of our common stock. In addition, through December 31, 2004, the Company has paid BWH $1,642,500 in royalty payments. In addition, the Company agreed to pay BWH an additional $150,000 upon FDA approval of E2F Decoy. The Company also agreed to pay BWH an annual minimum royalty of $20,000 per year for the life of the agreement. All license fees and milestone payments were charged to research and development. The Company further agreed to pay royalties to BWH based on net sales of TF decoys. The royalty obligation extends on a country-by-country basis until the later of seven years, if no licensed patent issues, or the expiration of the last-to-expire patent licensed from BWH. The Company will also pay sublicense revenues to BWH with respect to any upfront payments and research, development or regulatory filing milestones payments, which includes such payments from BMS, or license maintenance fees that it receives for TF decoys. There are no other milestone payments due to BWH under this agreement. Upon the expiration of the last-to-expire patent, the agreement expires and there is no further royalty obligation to BWH.

Cyclacel Limited

        The Company has an agreement with Cyclacel Limited, ("Cyclacel"), for potential use to assist in the systemic delivery of TF Decoys. The license grants the Company use of Cyclacel's proprietary Penetratin delivery technology with TF Decoys. In exchange for the rights licensed from Cyclacel, the Company paid Cyclacel an up-front payment and will pay Cyclacel milestone payments and royalties if licensed products are commercialized. The license fee was charged to research and development.

Avecia Limited

        In December 2004, the Company entered into an agreement with Avecia Limited, ("Avecia"), for the manufacture of: (a) E2F single strand intermediates, (b) NF-kB Decoy single strand intermediates and hybridized duplex products, and (c) HIF-Decoy single strand intermediates. Avecia received an up-front payment of $1.6 million and will receive up to an additional of $3.1 million plus reimbursement for raw materials upon the achievement of certain manufacturing and product delivery milestones. Upon completion of the manufacturing program, but in no event later than March 31, 2005, the Company will notify Avecia of its intention to continue future manufacturing of the products at Avecia's facility in Grangemouth, Scotland. The agreement shall continue until the completion of the manufacturing program and may be terminated by either party at any time prior to completion of the program with 30 day notice.

        On March 11, 2005, the Company and Avecia amended their December 2004 agreement. The amendment extended by one month the period during which Avecia would manufacture certain materials for an additional payment by the Company of $1.6 million plus reimbursement for raw materials. The agreement was previously amended on March 4, 2005 to specify the amount of reimbursement to be paid by the Company for previously used raw materials. The agreement does not provide for the production of material for commercial sale.

5. Property and Equipment

        Property and equipment consists of the following (in thousands):

	December 31,
	2003	2004
Computer equipment and software	$575	$961
Lab equipment	1,844	2,883
Leasehold improvements	312	543
Office furniture and fixtures	400	725

	3,131	5,112

Less accumulated depreciation and amortization	(853)	(1,620)

Property and equipment, net	$2,278	$3,492

6. Related Party Transactions

Notes Receivable from Employees

        In 2002, the Company loaned $200,000 in the form of a recourse note to an officer. The note is secured by shares of the Company's common stock held by the officer and bears an interest rate of 4.50% per annum, with a three-year term. The Company also entered into a bonus plan with the officer to which the officer is entitled to three cash bonus payments of $75,667, $72,667 and $69,667 in October 2003, October 2004 and October 2005, respectively, or a pro rata portion thereof calculated based upon the number of days in the applicable year for which the officer remains employed by the Company. For the year ended December 31, 2002, 2003 and 2004 loan repayments were made out of bonuses paid to the officer totaling $16,667, $66,667 and $66,667, respectively, and were recorded as compensation expense.

        In 2001, the Company loaned $75,000 in the form of a recourse note to an officer. The note bears an interest rate of 7.75% per annum, with a four-year term and is due in three annual installments of $12,500 with the remaining $37,500 coming due on the one year anniversary of the effective date of a registration statement of the Company's common stock. The Company also entered into a bonus plan with the officer to which the officer is entitled to three cash bonus payments, each equal to $13,469, payable in June 2002, June 2003 and June 2004. For the years ended December 31, 2002, 2003 and 2004 loan repayments were made out of bonuses paid to the officer totaling $12,500, $12,500 and $6,250 were recorded as compensation expense, respectively.

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

8. Leases and Commitments

        The Company entered into lease agreements in May 2001 and July 2003 for office space under noncancelable operating leases through April 2005 and June 2006, respectively. The noncancelable operating lease through April 2005 was subleased during 2001 and the Company recorded a provision for the net future lease costs at a lower amount. The provision amounted to $112,000 and $22,000 at December 31, 2003 and 2004, respectively. The Company also entered into lease agreements in June 2004 and July 2004 for additional office space under noncancelable operating leases through June 2006 and June 2009, respectively. The future minimum payments under all leases, and contractual sublease income, by year, are as follows:

	Lease Payments	Sublease Income	Net
	(in thousands)
Year ending December 31,
2005	$2,161	$(21)	$2,140
2006	1,204	—	1,204
2007	74	—	74
2008	77	—	77
2009	39	—	39

	$3,555	$(21)	$3,534

        Rent expense under the operating leases amounted to $1.9 million, $1.7 million, and $1.7 million for the years ended December 31, 2002, 2003 and 2004, respectively. Deferred rent under the operating leases amounted to $322,000 and $446,000 at December 31, 2003 and 2004, respectively.

        As part of the lease agreements, the Company entered into letters of credit aggregating to $638,000 held by the Company's landlords. These letters of credit are secured by the Company's cash and as such are reflected in restricted cash.

Equipment Loan Agreement

        In February 2003, the Company entered in a Loan Agreement with a lender for an equipment loan. Pursuant to the Loan Agreement, the Company may receive loan proceeds up to an aggregate of $1.5 million. The Company had drawn down approximately $1.4 million of the loan through the year ended December 31, 2003 and did not finance any equipment through the year ended December 31, 2005. The loan bears interest at 8.25% per annum and is repayable in 36 monthly installments through 2006. The Company's obligations under the Loan Agreement are secured by a security interest in equipment specified in the Loan Agreement. In consideration of the equipment loan, the Company issued warrants exercisable for an aggregate of 4,455 shares of the Series C preferred stock at an exercise price of $7.40 per share. The fair value of these warrants was established utilizing the Black-Scholes pricing method using the following weighted-average assumptions: a volatility of 80%, a risk-free interest rate of 3.9%, a contractual life of 10 years, and no annual dividends. The fair market value of the warrants was estimated to be $27,500 and $5,700 and $21,800 were amortized to interest expense in 2003 and 2004, respectively.

9. Stockholders' Equity (Deficit)

Common Stock

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

        During 2003, the Company issued 42,250 options to consultants at a price range of $1.20—$5.00 per share, the estimated fair value of common stock at the date of issuance. Of these options, 29,850 shares were exercised in 2003.

        During 2004, the Company issued 10,833 options to consultants at a price of $16.64 per share, the estimated fair value of common stock at the date of issuance. No options were exercised in 2004.

        In November 2004, the Company issued 155,667 shares of restricted stock to employees at a price of $0 per share which will cliff vest on the anniversary of the grant date. The weighted-average fair value of this stock at the time of issuance was $19.09 per share. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. As a result of these awards, during the year ended December 31, 2004 the Company recognized $352,000 in compensation expense. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all the remaining restricted stock awards that were granted in 2004 vest, the Company would recognize approximately $2.6 million in compensation expense in 2005. However, no compensation expense will be recognized for stock awards that do not vest.

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

        The Company initially recorded the Series A, B, B-1, C and D convertible preferred stock at their fair values on the date of issuance in 1999, 2000, 2001, 2002 and 2003, respectively, net of issuance costs of $15,004, $104,172, $56,359, $3,499,854 and $24,462, respectively. A redemption event will only occur upon the liquidation, winding up or change in control or sale of substantially all of the assets of the Company. As the redemption event is outside the control of the Company, all shares of convertible preferred stock have been presented outside of permanent equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities. Further, the Company has also elected not to adjust the carrying values of the Preferred Stock to the redemption value of such shares, since it is uncertain whether or when a redemption event will occur. Subsequent adjustments to increase the carrying values to the redemption values will be made if it becomes probable that such redemption will occur.

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

        In February 2004, all shares of convertible preferred stock converted to common stock in conjunction with the Company's initial public offering.

        The rights and features of the Company's convertible preferred stock are as follows:

Dividends

        Holders of shares of convertible preferred stock are entitled to noncumulative dividends of 8% per share if and when declared by the Board of Directors. These dividends are to be paid in advance of any distributions to common stockholders. No dividends have been declared or paid by the Company through December 31, 2003. There were no dividends declared or paid through December 31, 2004, as all shares of convertible preferred stock were converted to shares of common stock at the Company's initial public offering on February 12, 2004.

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

Stock Options

        The 1999 Equity Incentive Plan was adopted in July 1999 and provides for the issuance of stock options. As of December 31, 2002, 2003 and 2004, the Company had reserved 1,033,415, 1,784,825 and 4,249,313 shares of common stock for issuance under the Plan, respectively. The Board of Directors adopted in December 2003 and the stockholders approved in January 2004 the reservation of an additional 1,000,000 shares of common stock for issuance under the Plan and to rename the Plan the 2003 Equity Incentive Plan (the "2003 Plan"), to become effective upon the effective date of the registration statement. An aggregate of 4,019,949 shares of common stock was reserved for issuance under the 2003 Plan, which amount will be increased annually for the life of the 2003 Plan on January 1 beginning in 2005, by the lesser of (a) 5% of the number of shares of common stock outstanding on such date and (b) 2,500,000 shares of common stock. However, the board of directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on such date.

        Stock options granted under the 2003 Plan may be either incentive stock options, nonstatutory stock options, stock bonuses, or rights to acquire restricted stock. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the grant date and nonstatutory options may be granted to employees, directors, or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date, as determined by the board of directors. If, at the time the Company grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options may be granted with vesting terms as determined by the board of directors. Except as noted above, options expire no more than 10 years after the date of grant or earlier if employment is terminated.

        The Board of Directors adopted in December 2003 and the stockholders approved in January 2004 the 2003 Nonemployee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to non-employee directors. The aggregate number of shares of common stock that may be issued pursuant to options granted under the Directors' Plan is 150,000 shares which amount will be increased annually on January 1, from 2005 until 2014, by the number of shares of common stock subject to options granted during the prior calendar year. However, the Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased.

        Common stock options may include a provision whereby the holder, while an employee, director, or consultant, may elect at any time to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Any unvested shares so purchased are subject to repurchase by the Company at a price equal to the original purchase price of the stock. This right of repurchase will lapse with respect to the option shares, and each optionee shall vest in his or her option shares, as follows: a minimum of 20% of the option shares upon completion of one year of service measured from the vesting commencement date, and the balance of the option shares in a series of successive equal monthly installments upon the optionee's completion of each of the next

36 months of service thereafter. At December 31, 2003 and 2004, 478,766 and 267,422 shares, respectively, of common stock acquired through the exercise of options are subject to the Company's right of repurchase.

        A summary of activity under the 2003 Plan and Directors' Plan are as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price Per Share
Balances at December 31, 2001	515,139	110,625	$0.35
Additional shares authorized	527,500	—	—
Options granted	(499,449)	499,449	$1.08
Options exercised	—	(123,750)	$0.42
Options canceled	36,375	(36,375)	$0.84
Options shares repurchased	3,901	—	$0.46

Balances at December 31, 2002	583,466	449,949	$1.10
Additional shares authorized	1,232,625	—	—
Options granted	(1,721,746)	1,721,746	$1.90
Options exercised	—	(488,988)	$1.39
Options canceled	64,553	(64,553)	$1.20
Options shares repurchased	7,773	—	$0.43

Balances at December 31, 2003	166,671	1,618,154	$1.86
Additional shares authorized	2,677,726	—	—
Options granted	(1,107,338)	1,107,338	$14.22
Options exercised	—	(66,459)	$2.74
Options canceled	17,710	(17,710)	$7.95
Options shares repurchased	8,888	—	$0.59
Restricted shares issued	(155,667)	—	$0.00

Balances at December 31, 2004	1,607,990	2,641,323	$6.98

        The following table summarizes information about the stock options outstanding at December 31, 2004:

	Options Outstanding
Exercise Prices	Number Outstanding at Dec. 31, 2004	Weighted-Avg. Remaining Contract Life	Options Vested at Dec. 31, 2004
$0.24—$0.40	9,450	6.25	9,397
$1.20	435,235	8.22	175,151
$2.00	1,058,530	8.88	284,653
$5.00—$8.35	328,693	9.33	16,438
$13.35—$16.12	272,807	9.56	16,452
$16.13—$18.29	264,508	9.61	5,463
$18.46—$19.95	272,100	9.46	11,516

	2,641,323	9.02	519,070

        The weighted-average fair value of options granted during the years ended December 31, 2003 and 2004 were $10.72 and $10.15, respectively.

Employee Stock Purchase Plan

        The Board of Directors adopted the 2003 Employee Stock Purchase Plan (the "Purchase Plan") in December 2003 and the stockholders approved it in January 2004 to become effective upon the effective date of this registration statement. The Purchase Plan authorizes the issuance of 250,000 shares of common stock pursuant to purchase rights granted to the Company's employees or to employees of any of its affiliates, which amount will be increased on January 1, from 2005 until 2024, by 2% of the number of shares of common stock outstanding on that date or such lesser amount as the Board of Directors may determine. However, the Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date.

        Under the Purchase Plan, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of eligibility for enrollment or the date of purchase, whichever is less. Purchases are limited to 15% of each employee's eligible annual compensation. Through the end of December 2004, we issued a total of 27,047 shares under this plan, and 222,953 shares remain available for future issuance.

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

        During 2001, the Company issued a note receivable to an officer to finance the purchase of shares of the Company's common stock. The principal amount of the note is $11,100 and bears interest at 7.75% per annum, is full recourse and matures in 2004. The note is due in three annual installments of

$3,700. For the years ended December 31, 2001, 2002, 2003, and 2004, loan repayments were made out of bonuses paid to the officer totaling $1,850, $3,700, $3,700 and $1,850 and were recorded as compensation expense, respectively.

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

Shares Reserved for Issuance

        The Company has reserved shares of common stock for future issuance at December 31, 2004 as follows:

Options outside plans	160,000
2003 Plan and Director's Plan	4,249,313
Purchase Plan	222,953

4,632,266

10. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2003	2004
Deferred tax assets:
Federal and state net operating losses	$21,925	$37,811
Federal and state research credits	2,364	10,090
Deferred Revenue	8,266	6,345
Deferred Stock Compensation	1,018	3,147
Other	1,333	1,109

	34,906	58,502
Valuation allowance	(34,906)	(58,502)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11.6 million, $17.8 million and $23.6 million for the periods ended December 31, 2002, 2003 and 2004 respectively.

        As of December 31, 2004, the Company had net operating loss and research carryforwards for federal income tax purposes of approximately $93.7 million and $6.0 million which expire beginning in the year 2021. The Company also has state net operating loss and research credit carryforwards of approximately $86.9 million and $6.3 million. The net operating losses begin expiring in 2007 and the research credits have no expiration date.

        Utilization of the Company's net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

11. Subsequent Event

        On March 11, 2005 the Company amended its agreement with Avecia of December 27, 2004 agreement for the manufacture of: (a) E2F single strand intermediates, (b) NF-kB Decoy single strand intermediates and hybridized duplex products, and (c) HIF-Decoy single strand intermediates. The amendment extended by one month the period during which Avecia would manufacture certain materials for an additional payment by the Company of $1.6 million plus reimbursement for raw materials. The agreement was previously amended on March 4, 2005 to specify the amount of reimbursement to be paid by the Company for previously used raw materials. The agreement does not provide for the production of material for commercial sale.

12. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended December 31,		Three Months Ended September 30,		Three Months Ended June 30,		Three Months Ended March 31,
	2004	2003	2004	2003	2004	2003	2004	2003
	(In thousands, except per share amounts)
Contract revenue, related party	$8,732	$8,678	$9,266	$—	$10,635	$—	$7,749	$—
Net loss attributable to common stockholders	$(11,972)	$(37,862)	$(12,479)	$(15,724)	$(8,832)	$(11,910)	$(6,565)	$(12,078)
Basic and diluted net loss per common share	$(0.44)	$(16.58)	$(0.46)	$(7.78)	$(0.32)	$(6.07)	$(0.42)	$(6.30)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2005.

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

Signature	Title	Date

/s/ JOHN P. MCLAUGHLIN John P. McLaughlin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2005
/s/ RICHARD P. POWERS Richard P. Powers	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2005
/s/ RODNEY A. FERGUSON Rodney A. Ferguson, Ph.D.	Chairman of the Board	March 21, 2005
/s/ RICHARD B. BREWER Richard B. Brewer	Director	March 21, 2005
/s/ THOMAS J. COLLIGAN Thomas J. Colligan	Director	March 21, 2005
/s/ VICTOR J. DZAU Victor J. Dzau, M.D.	Director	March 21, 2005
/s/ DANIEL S. JANNEY Daniel S. Janney	Director	March 21, 2005
/s/ MICHAEL B. SWEENEY Michael B. Sweeney	Director	March 21, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Restated Certificate of Incorporation.
3.2(2)	Restated Bylaws.
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2(3)	Specimen stock certificate.
10.1(3)	2003 Equity Incentive Plan.
10.2(3)	2003 Non-Employee Directors' Stock Option Plan.
10.3(3)	2003 Employee Stock Purchase Plan.
10.4(3)	Lease Agreement, dated March 16, 2000, between Gateway Center, LLC and Corgentech Inc.
10.5(3)	Sublease, dated March 11, 2002, between Michael Gurfinkel and Corgentech Inc.
10.6(3)	Sublease, dated May 15, 2003, between Coulter Pharmaceuticals, Inc. and Corgentech Inc.
10.7(3)
Lease, dated November 7, 1997, between Coulter Pharmaceuticals, Inc. and HMS Gateway Office L.P., as amended by the First Amendment to Lease Agreement, dated November 10, 1998, and Second Amendment to Lease Agreement, dated May 19, 2000.
10.8(3)†	Restated and Amended Exclusive License Agreement, dated May 15, 2003, between The Board of Trustees of the Leland Stanford Junior University and Corgentech Inc.
10.9(3)†	Restated and Amended License Agreement, dated October 1, 2003, between The Brigham and Women's Hospital, Inc. and Corgentech Inc.
10.10(3)†	Collaboration Agreement, dated October 10, 2003, between Bristol-Myers Squibb Company and Corgentech Inc.
10.11(3)	Master Security Agreement, dated February 3, 2003, between GE Capital Corporation and Corgentech Inc., as amended.
10.12(3)	Amended and Restated Investor Rights Agreement, dated October 10, 2003.
10.13(3)	Form of Indemnity Agreement.
10.14(3)	Employment Letter, dated November 29, 1999, with John P. McLaughlin.
10.15(3)	Promissory Note, dated January 19, 2000, issued by John P. McLaughlin to Corgentech Inc.
10.16(3)	Stock Pledge Agreement, dated March 2, 2000, with John P. McLaughlin.
10.17(3)	Termination of Preemptive Rights and Registration Rights Agreement, dated May 17, 2002, between John P. McLaughlin and Corgentech Inc.
10.18(3)	Employment Letter, dated August 18, 2000, with Leslie M. McEvoy.
10.19(3)	Promissory Note, dated June 28, 2001, issued by Leslie M. McEvoy to Corgentech Inc.
10.20(3)	Promissory Note, dated August 24, 2001, issued by Leslie M. McEvoy to Corgentech Inc.

10.21(3)	Letter Agreement, dated June 30, 2001, with Leslie M. McEvoy.
10.22(3)	Letter Agreement, dated August 24, 2001, with Leslie M. McEvoy.
10.23(3)	Stock Pledge Agreement, dated August 28, 2001, with Leslie M. McEvoy.
10.24(3)	Employment Letter, dated October 18, 2001, with Richard P. Powers.
10.25(3)	Promissory Note, dated December 20, 2001, issued by Richard P. Powers to Corgentech Inc.
10.26(3)	Stock Pledge Agreement, dated December 20, 2001, with Richard P. Powers.
10.27(3)	Employment Letter, dated February 1, 2001, with Todd J. Lorenz.
10.28(3)	Employment Letter, dated July 2, 2002, with James Z. Huang.
10.29(3)	Letter Agreement, dated October 11, 2002, with James Z. Huang.
10.30(3)	Promissory Note, dated October 11, 2002, issued by James Z. Huang to Corgentech Inc.
10.31(3)	Stock Pledge Agreement, dated October 11, 2002, with James Z Huang.
10.32(4)	Employment Letter, dated April 30, 2004, with Patrick Broderick.
10.33(5)	Forms of Notice and Forms of Agreement for Stock Option and Restricted Stock Grants.
10.34(5)†	Licensing Agreement, dated September 27, 2004, with Cyclacel Limited.
10.35	Form of Stock Option Grant Notice and Stock Option Agreement under the 2003 Equity Incentive Plan.
10.36	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Equity Incentive Plan.
10.37††	Manufacturing Agreement, dated December 27, 2004 with Avecia Limited.
10.38	Non-employee director cash compensation arrangement.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (contained on signature page).
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-14(a).
32.1*	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

(4)
Filed as the exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

(5)
Filed as the exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

†
Confidential treatment has been granted for portions of this exhibit.

††
Confidential treatment has been requested for portions of this exhibit.

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
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
Corgentech Inc. Index to Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Corgentech Inc. Balance Sheets (In thousands, except share and per share amounts)
Corgentech Inc. Statements of Operations (In thousands, except share and per share amounts)
Statement of Convertible Preferred Stock and Stockholders' Equity (Deficit)
Statement of Convertible Preferred Stock and Stockholders' Equity (Deficit) (In thousands, except share amounts)
Corgentech Inc. Statements of Cash Flows (In thousands)
Corgentech Inc. Notes to Financial Statements
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX