Form 10-K/A
period 2004-12-31
CORGENTECH INC
filed 2005-03-24
CIK 1131517

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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
Common Stock $.001 Par Value Per Share
(Title of Class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement, to be filed with the Commission pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K/A.

        Certain exhibits are incorporated herein by reference into Part IV of this Annual Report on Form 10-K/A.

Explanatory Note

        This Annual Report on Form 10-K/A amends our Annual Report on Form 10-K, which was submitted erroneously to the Securities and Exchange Commission by our third-party printer on March 21, 2005. The Annual Report on Form 10-K filed on March 22, 2005 contained a signed Report of Independent Registered Public Accounting Firm, dated January 25, 2005, except for Note 11 as to which the date is March 11, 2005 on page 55 and a signed consent filed as Exhibit 23.1, dated as of March 21, 2005. Such Report of Independent Registered Public Accounting Firm and consent had not been signed or issued and were submitted in error to the Securities and Exchange Commission by our third-party printer. The issuance date of the Report of Independent Registered Accounting Firm, dated January 25, 2005, except for Note 11 as to which the date is March 11, 2005 and consent filed with this Annual Report on Form 10-K/A is March 23, 2005. This Annual Report on Form 10-K/A corrects:

  •
  the additional number of shares reserved for issuance under our 2003 Equity Incentive Plan and 2003 Non-Employee Directors' Stock Option Plan during the year ended December 31, 2004 from 2,677,726 to 1,200,000 on page 79;

  •
  the number of shares reserved for issuance of stock options under our 2003 Equity Incentive Plan and 2003 Non-Employee Directors' Stock Option Plan from 4,249,313 to 2,771,587 and the total number of shares reserved for future issuances from 4,632,266 to 3,154,540 on pages 78 and 81, respectively; and

  •
  the number of shares available for grant at December 31, 2004 under our 2003 Equity Incentive Plan and 2003 Non-Employee Directors' Stock Option Plan from 1,607,990 to 130,264 on page 79.

PART I

Forward-Looking Statements

        This Annual Report on Form 10-K/A, including particularly the sections entitled "Business Risks," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "anticipates," "believes," "continue," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," "will," or the negative of these terms or other comparable terminology. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10-K/A's is filed with the Securities and Exchange Commission.

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

Available Information

        We make available, free of charge, through our Internet website, http://www.corgentech.com, our Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

Item 6. Selected Financial Data

        The following Selected Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K/A.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis in conjunction with "Item 6. Selected Financial Data," and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K/A.

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

        Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, expenses, accounting for stock options and in-process research and development costs are subject to further review, interpretation and guidance from relevant accounting authorities, including the Securities and Exchange Commission. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this Annual Report on Form 10-K/A. Historically, we have not been required to record stock-based compensation charges if the employee's stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. The Financial Accounting Standards Board issued in December 2004 Statement of Accounting Standards No. 123 (revised) which will require us to record expense for the fair value of stock options granted and purchases under employee stock purchase plans beginning June 15, 2005. When we change our accounting policy to record expense for the fair value of stock options granted and shares purchased, our operating expenses will increase. We rely heavily on stock options to motivate existing employees and attract new employees. When we are required to expense stock options, we may choose to reduce our reliance on stock options as a motivation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. If we do not reduce our reliance on stock options, our reported losses will increase.

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

Item 8. Financial Statements and Supplementary Data

        The financial statements required by this item are submitted as a separate section of this Annual Report on Form 10-K/A. See Item 15 of Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

        Based on their evaluation as of December 31, 2004, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K/A was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-K.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information concerning our directors will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders, to be held on June 7, 2005, under the caption "Proposal 1—Election of Directors" and is incorporated by reference into this Annual Report on Form 10-K/A. Information concerning our Audit Committee and Financial Expert is incorporated by reference to the section entitled "Audit Committee" to be contained in our definitive Proxy Statement. Information concerning procedures for recommending directors is incorporated by reference to the section entitled "Nominating and Corporate Governance Committee" to be contained in our definitive Proxy Statement. Information concerning our Executive Officers is set forth under "Executive Officers and Key Employees" in Part I of this Annual Report on Form 10-K/A and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance," to be contained in our definitive Proxy Statement. Information concerning our code of conduct is incorporated by reference to the section entitled "Code of Conduct," to be contained in our definitive Proxy Statement.

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
  The following documents are filed as part of this Annual Report on Form 10-K/A:

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

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Stock Options

        The 1999 Equity Incentive Plan was adopted in July 1999 and provides for the issuance of stock options. As of December 31, 2002, 2003 and 2004, the Company had reserved 1,033,415, 1,784,825 and 2,771,587 shares of common stock for issuance under the Plan, respectively. The Board of Directors adopted in December 2003 and the stockholders approved in January 2004 the reservation of an additional 1,000,000 shares of common stock for issuance under the Plan and to rename the Plan the 2003 Equity Incentive Plan (the "2003 Plan"), to become effective upon the effective date of the registration statement. An aggregate of 4,019,949 shares of common stock was reserved for issuance under the 2003 Plan, which amount will be increased annually for the life of the 2003 Plan on January 1 beginning in 2005, by the lesser of (a) 5% of the number of shares of common stock outstanding on such date and (b) 2,500,000 shares of common stock. However, the board of directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on such date.

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

        A summary of activity under the 2003 Plan and Directors' Plan are as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price Per Share
Balances at December 31, 2001	515,139	110,625	$0.35
Additional shares authorized	527,500	—	—
Options granted	(499,449)	499,449	$1.08
Options exercised	—	(123,750)	$0.42
Options canceled	36,375	(36,375)	$0.84
Options shares repurchased	3,901	—	$0.46

Balances at December 31, 2002	583,466	449,949	$1.10
Additional shares authorized	1,232,625	—	—
Options granted	(1,721,746)	1,721,746	$1.90
Options exercised	—	(488,988)	$1.39
Options canceled	64,553	(64,553)	$1.20
Options shares repurchased	7,773	—	$0.43

Balances at December 31, 2003	166,671	1,618,154	$1.86
Additional shares authorized	1,200,000	—	—
Options granted	(1,107,338)	1,107,338	$14.22
Options exercised	—	(66,459)	$2.74
Options canceled	17,710	(17,710)	$7.95
Options shares repurchased	8,888	—	$0.59
Restricted shares issued	(155,667)	—	$0.00

Balances at December 31, 2004	130,264	2,641,323	$6.98

        The following table summarizes information about the stock options outstanding at December 31, 2004:

	Options Outstanding
Exercise Prices	Number Outstanding at Dec. 31, 2004	Weighted-Avg. Remaining Contract Life	Options Vested at Dec. 31, 2004
$0.24—$0.40	9,450	6.25	9,397
$1.20	435,235	8.22	175,151
$2.00	1,058,530	8.88	284,653
$5.00—$8.35	328,693	9.33	16,438
$13.35—$16.12	272,807	9.56	16,452
$16.13—$18.29	264,508	9.61	5,463
$18.46—$19.95	272,100	9.46	11,516

	2,641,323	9.02	519,070

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

Shares Reserved for Issuance

        The Company has reserved shares of common stock for future issuance at December 31, 2004 as follows:

Options outside plans	160,000
2003 Plan and Director's Plan	2,771,587
Purchase Plan	222,953

3,154,540

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2005.

CORGENTECH INC.
By:	/s/ JOHN P. MCLAUGHLIN John P. McLaughlin President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. MCLAUGHLIN John P. McLaughlin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2005
/s/ RICHARD P. POWERS Richard P. Powers	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2005
/s/ RODNEY A. FERGUSON* Rodney A. Ferguson, Ph.D.	Chairman of the Board	March 24, 2005
/s/ RICHARD B. BREWER* Richard B. Brewer	Director	March 24, 2005
/s/ THOMAS J. COLLIGAN* Thomas J. Colligan	Director	March 24, 2005
/s/ VICTOR J. DZAU* Victor J. Dzau, M.D.	Director	March 24, 2005
/s/ DANIEL S. JANNEY* Daniel S. Janney	Director	March 24, 2005
/s/ MICHAEL B. SWEENEY* Michael B. Sweeney	Director	March 24, 2005
*By:	/s/ JOHN P. MCLAUGHLIN Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Restated Certificate of Incorporation.
3.2(2)	Restated Bylaws.
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2(3)	Specimen stock certificate.
10.1(3)	2003 Equity Incentive Plan.
10.2(3)	2003 Non-Employee Directors' Stock Option Plan.
10.3(3)	2003 Employee Stock Purchase Plan.
10.4(3)	Lease Agreement, dated March 16, 2000, between Gateway Center, LLC and Corgentech Inc.
10.5(3)	Sublease, dated March 11, 2002, between Michael Gurfinkel and Corgentech Inc.
10.6(3)	Sublease, dated May 15, 2003, between Coulter Pharmaceuticals, Inc. and Corgentech Inc.
10.7(3)
Lease, dated November 7, 1997, between Coulter Pharmaceuticals, Inc. and HMS Gateway Office L.P., as amended by the First Amendment to Lease Agreement, dated November 10, 1998, and Second Amendment to Lease Agreement, dated May 19, 2000.
10.8(3)†	Restated and Amended Exclusive License Agreement, dated May 15, 2003, between The Board of Trustees of the Leland Stanford Junior University and Corgentech Inc.
10.9(3)†	Restated and Amended License Agreement, dated October 1, 2003, between The Brigham and Women's Hospital, Inc. and Corgentech Inc.
10.10(3)†	Collaboration Agreement, dated October 10, 2003, between Bristol-Myers Squibb Company and Corgentech Inc.
10.11(3)	Master Security Agreement, dated February 3, 2003, between GE Capital Corporation and Corgentech Inc., as amended.
10.12(3)	Amended and Restated Investor Rights Agreement, dated October 10, 2003.
10.13(3)	Form of Indemnity Agreement.
10.14(3)	Employment Letter, dated November 29, 1999, with John P. McLaughlin.
10.15(3)	Promissory Note, dated January 19, 2000, issued by John P. McLaughlin to Corgentech Inc.
10.16(3)	Stock Pledge Agreement, dated March 2, 2000, with John P. McLaughlin.
10.17(3)	Termination of Preemptive Rights and Registration Rights Agreement, dated May 17, 2002, between John P. McLaughlin and Corgentech Inc.
10.18(3)	Employment Letter, dated August 18, 2000, with Leslie M. McEvoy.
10.19(3)	Promissory Note, dated June 28, 2001, issued by Leslie M. McEvoy to Corgentech Inc.
10.20(3)	Promissory Note, dated August 24, 2001, issued by Leslie M. McEvoy to Corgentech Inc.

10.21(3)	Letter Agreement, dated June 30, 2001, with Leslie M. McEvoy.
10.22(3)	Letter Agreement, dated August 24, 2001, with Leslie M. McEvoy.
10.23(3)	Stock Pledge Agreement, dated August 28, 2001, with Leslie M. McEvoy.
10.24(3)	Employment Letter, dated October 18, 2001, with Richard P. Powers.
10.25(3)	Promissory Note, dated December 20, 2001, issued by Richard P. Powers to Corgentech Inc.
10.26(3)	Stock Pledge Agreement, dated December 20, 2001, with Richard P. Powers.
10.27(3)	Employment Letter, dated February 1, 2001, with Todd J. Lorenz.
10.28(3)	Employment Letter, dated July 2, 2002, with James Z. Huang.
10.29(3)	Letter Agreement, dated October 11, 2002, with James Z. Huang.
10.30(3)	Promissory Note, dated October 11, 2002, issued by James Z. Huang to Corgentech Inc.
10.31(3)	Stock Pledge Agreement, dated October 11, 2002, with James Z Huang.
10.32(4)	Employment Letter, dated April 30, 2004, with Patrick Broderick.
10.33(5)	Forms of Notice and Forms of Agreement for Stock Option and Restricted Stock Grants.
10.34(5)†	Licensing Agreement, dated September 27, 2004, with Cyclacel Limited.
10.35(6)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2003 Equity Incentive Plan.
10.36(6)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Equity Incentive Plan.
10.37(6)††	Manufacturing Agreement, dated December 27, 2004 with Avecia Limited.
10.38(6)	Non-employee director cash compensation arrangement.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1(6)	Power of Attorney.
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-14(a).
32.1*	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

(4)
Filed as the like numbered exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

(5)
Filed as the like numbered exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(6)
Filed as the like numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

†
Confidential treatment has been granted for portions of this exhibit.

††
Confidential treatment has been requested for portions of this exhibit.

*
The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K/A, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Corgentech Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K/A), irrespective of any general incorporation language contained in such filing.

QuickLinks

Explanatory Note
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
EXHIBIT INDEX