Form 10-Q
period 2005-03-31
CORGENTECH INC
filed 2005-05-06
CIK 1131517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The total number of shares outstanding of the Registrant’s common stock as of April 20, 2005 was 28,106,288.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Corgentech Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$13,928	$17,312
Short-term investments	87,441	97,866
Contract revenue receivable, related party	3,434	7,337
Prepaid expenses and other current assets	4,619	3,702
Notes receivable from employees	34	98

Total current assets	109,456	126,315
Property and equipment, net	3,316	3,492
Restricted cash	675	668
Notes receivable from employees	60	60
Other long-term assets	47	1,013

Total assets	$113,554	$131,548

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,768	4,019
Current portion of deferred revenue, related party	13,486	7,692
Current portion of long-term debt	452	490
Accrued clinical trial liabilities	272	235
Other accrued liabilities	3,043	5,018
Refundable exercise price	200	444

Total current liabilities	19,221	17,898
Deferred revenue, related party, net of current portion	—	7,878
Long-term debt, less current portion	77	192
Deferred rent and accrued loss on sublease	445	446
Commitments
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2005 and December 31, 2004; none issued or outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2005 and December 31, 2004; 27,919,657 and 27,731,612 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	28	28
Additional paid-in capital	265,192	264,317
Notes receivable from officers	(40)	(40)
Deferred stock compensation	(15,351)	(16,977)
Accumulated other comprehensive loss	(401)	(389)
Accumulated deficit	(155,617)	(141,805)

Total stockholders’ equity	93,811	105,134

Total liabilities and stockholders’ equity	$113,554	$131,548

See accompanying notes to condensed financial statements.

Corgentech Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2005	2004
Contract revenue, related party	$5,488	$7,749
Operating expenses:
Research and development	15,990	12,107
General and administrative	3,881	2,439

Total operating expenses	(19,871)	(14,546)

Loss from operations	(14,383)	(6,797)
Interest and other income	588	284
Interest and other expense	(17)	(52)

Net loss	$(13,812)	$(6,565)

Basic and diluted net loss per common share	$(0.50)	$(0.42)

Weighted average shares used to compute basic and diluted net loss per common share	27,595,453	15,748,546

See accompanying notes to condensed financials statements.

Corgentech Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	For the three months ended March 31,
	2005	2004
Operating activities
Net loss	$(13,812)	$(6,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	318	192
Amortization of deferred compensation, net of reversals	2,079	1,363
Changes in assets and liabilities:
Prepaid expenses and other current assets	(917)	669
Contract revenue receivable, related party	3,903	1,000
Notes receivable from employees	64	(45)
Restricted cash	(7)	(1)
Other long-term assets	966	292
Accounts payable	(2,251)	(946)
Accrued clinical trial liabilities	37	22
Other accrued liabilities	(1,975)	1,943
Deferred revenue, related party	(2,084)	(1,923)
Deferred rent and accrual for loss on subleased property	(1)	47

Net cash used in operating activities	(13,680)	(3,952)

Investing activities
Purchase of property and equipment	(142)	(336)
Purchase of short-term investments	(20,733)	(107,780)
Sale of short-term investments	31,146	—

Net cash provided by (used in) investing activities	10,271	(108,116)

Financing activities
Repayment of equipment loans	(153)	(88)
Proceeds from issuance of common stock	178	103,548
Bank overdraft	—	(1,322)

Net cash provided by financing activities	25	102,138

Net decrease in cash and cash equivalents	(3,384)	(9,930)
Cash and cash equivalents at beginning of period	17,312	54,590

Cash and cash equivalents at end of period	$13,928	$44,660

Supplemental schedule of cash flow information
Interest paid	$13	$30

See accompanying notes to condensed financial statements.

Corgentech Inc.

Notes to Unaudited Condensed Financial Statements

Summary of Significant Accounting Policies

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Corgentech Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management these unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Corgentech’s financial position at March 31, 2005 and Corgentech’s results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period.

The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

These unaudited condensed financial statements and the notes accompanying them should be read in conjunction our Annual Report on Form 10-K/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission. Stockholders are encouraged to review the Form 10-K/A for a broader discussion of Corgentech’s business and the risks inherent therein.

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

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	2005	2004	2005	2004
	Stock option plans		ESPP
Dividend yield	—	—	—	—
Risk-free interest rate	4.04%	2.40%	2.85%	—
Volatility	119%	80%	119%	—
Expected life	4 years	4 years	6 months	—

Corgentech estimates the future volatility of its common stock to be the greater of 80% or the measure of the daily volatility of its common stock from February 12, 2004 through the end of respective periods in the above table. The following table illustrates the effect on net loss and net loss per common share had we applied the fair value provisions of SFAS No. 123 to employee stock compensation (in thousands, except per share numbers):

	For the three months ended March 31,
	2005	2004
Net loss, as reported	$(13,812)	$(6,565)
Add: Stock-based employee compensation expense, included in reported net loss	1,271	1,244
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,209)	(1,411)

Pro forma net loss under fair value method for all awards	$(14,750)	$(6,732)

Loss per share (basic and diluted):
As reported	$(0.50)	$(0.42)

Pro forma	$(0.53)	$(0.43)

3. Net Loss Per Share

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

	For the three months ended March 31,
	2005	2004
Numerator for basic and diluted net loss per share:
Net loss	$(13,812)	$(6,565)

Denominator for basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	27,820,977	16,210,645
Less: weighted-average shares subject to repurchase	(225,524)	(462,099)
Weighted-average shares used in computing basic and diluted net loss per share	27,595,453	15,748,546

Basic and diluted net loss per share	$(0.50)	$(0.42)

Historical outstanding dilutive securities not included in diluted net loss per share
Options to purchase common stock	4,095,061	2,044,437
Warrants	—	12,500
Common stock subject to repurchase agreements	184,836	447,325

	4,279,897	2,504,262

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities, in accordance with SFAS No. 130, Reporting Comprehensive Income.

Comprehensive loss and its components are as follows (in thousands):

	For the three months ended March 31,
	2005	2004
Net loss	$(13,812)	$(6,565)
Change in unrealized loss on investments	(12)	(40)

Comprehensive loss	$(13,824)	$(6,605)

5. Stockholders Equity

In February 2005, we issued 78,750 shares of restricted common stock to employees at a price of $0 per share half of which will cliff vest on the anniversary dates of the grant date over a two-year period. The weighted-average fair value of this stock at the time of issuance was $6.17 per share. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. As a result of these awards, during the three months ended March 31, 2005 we recognized approximately $24,000 in compensation expense. In addition, we recognized approximately $677,000 in compensation expense as a result of restricted stock awards granted in November 2004. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all the remaining restricted stock awards that were granted in 2004 and 2005 vest, we would recognize approximately $1.8 million and $464,000 in compensation expense in 2005 and 2006, respectively. However, no compensation expense will be recognized for stock awards that do not vest.

6. Contract Revenue, Related Party

For the three months ended March 31, 2005 we recorded revenues from Bristol-Myers Squibb Company, or BMS, of $5.5 million, consisting of $3.4 million attributable to the reimbursement by BMS of expenses associated with E2F Decoy research and development and the recognition of $2.1 million of deferred revenue from BMS related to the up-front license fee of $25.0 million received in October 2003. On March 29, 2005 BMS provided notice of termination of the collaboration agreement and, as a result, the collaboration will terminate effective September 28, 2005. We will recognize the deferred revenue balance of approximately $13.5 million as of March 31, 2005 ratably as revenue through September 28, 2005, the period during which we expect to fulfill our obligations under this agreement.

7. Commitments

In December 2004, we entered into an agreement with Avecia Limited, or Avecia, for the manufacture of: (a) E2F single strand intermediates, (b) NF-kB Decoy single strand intermediates and hybridized duplex products, and (c) HIF-Decoy single strand intermediates. Avecia received payments of $6.2 million plus reimbursement for raw materials. We notified Avecia that we do not intend to continue future manufacturing of the products at Avecia’s facility in Grangemouth, Scotland.

8. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or FAS 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and supercedes APB Opinions No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

9. Subsequent Event

On April 15, 2005, the Board of Directors of Corgentech Inc. approved a workforce restructuring plan designed to reduce our cost structure. The plan calls for a workforce reduction of approximately 45 percent, and is expected to leave Corgentech with a post-reduction workforce of approximately 70 employees by June 30, 2005. We expect to incur restructuring charges of approximately $1.3 million in the second quarter of 2005 associated with employee severance costs. The reduction will be across all functional areas. In addition, we are reviewing our facility requirements. However, we are unable to determine at this time whether we will incur any facility closure costs.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of DNA-based novel therapeutics for significant unmet medical needs. We are creating a pipeline of novel therapeutics focused initially on the treatment of inflammatory diseases, infectious diseases and cancer. We are developing novel classes of therapeutics including transcription factor decoys, or TF decoys, and aptamers that treat disease through the regulation of gene expression. Two Phase 3 trials, called PREVENT III and PREVENT IV, which evaluated a TF decoy called E2F Decoy in patients undergoing peripheral bypass graft, or PBG, and coronary artery bypass graft, or CABG, surgeries, did not meet their primary or secondary endpoints. We will conclude our Phase 1 trial in arterio-venous, or AV, grafts, called PREVENT V, and do not plan to develop E2F Decoy further. On April 19, 2005, we announced a plan to reduce our workforce by 45 percent.

In October 2003, we entered into global collaboration agreements with Bristol-Myers Squibb Company, or BMS, for the development and commercialization of E2F Decoy for all indications. On March 29, 2005, BMS provided notice of termination of the collaboration. Consistent with the agreement, BMS will continue to fund a majority of the remaining E2F Decoy development costs, which will consist mostly in exit costs, up until six months from the date of their termination notice.

We have an additional TF Decoy called NF-kappaB, or NF-kB, Decoy in clinical development for the treatment of atopic dermatitis, also known as eczema, and preclinical development for the treatment of other inflammatory diseases, as well as an additional TF decoy at the research stage called hypoxia-inducible factor, or HIF, for the treatment of cancer. In January 2005, we announced the filing of an investigational new drug application, or IND, with the FDA to begin a Phase 1/2, 75-patient clinical trial of NF-kB Decoy for eczema. This is the first of two Phase 1/2 trials to be initiated. Our second trial will be conducted outside the United States and is expected to be initiated in the first half of 2005. In addition to our TF Decoy product platform, we recently introduced an aptamer product platform, which is currently at the research stage and initially focused on hospital-based resistant infections. We were incorporated in January 1999 and we have incurred significant losses each year.

Financial Operations Overview

Revenues

We have not generated any revenues from sales of commercial products since our inception. We expect to receive contract revenue from BMS through the end of September 2005.

Research and Development Expenses

During the three months ended March 31, 2005, we incurred research and development expenses for NF-kB Decoy and E2F Decoy of approximately $7.2 million and $4.1 million, respectively. We also incurred $ 4.7 million in other related research and development expenses. In October 2003, we entered into our collaboration agreement with BMS, under which BMS is obligated to fund a majority of the ongoing costs of developing E2F Decoy for CABG, PBG and AV graft failure. During the three months ended March 31, 2005, we recorded approximately $3.4 million in reimbursable expenses due from BMS, as contract revenue, related party.

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

To date we have received $25.0 million from BMS in non-refundable up-front fees in consideration for license and distribution rights of E2F Decoy. In determining the term of performance obligation, we took into account the estimated period to complete clinical trials and receive regulatory approvals for commercialization of E2F Decoy in CABG, PBG and AV grafts based upon the most recent development plans for each product. On March 29, 2005 BMS provided notice of termination of its collaboration agreement with us. The agreement provides for a six-month period prior to the effective termination of the collaboration agreement. Accordingly, we have revised the estimated period for the performance obligation and will recognize the $13.5 million deferred revenue balance of March 31, 2005 ratably as revenue through September 28, 2005.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB No. 25. The information regarding net loss as required by SFAS No. 123, presented in Note 2 to our financial statements, has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The resulting effect on net loss pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future years, since future years are likely to include additional grants and the irregular impact of future years’ vesting.

Stock compensation expense, which is a non-cash charge, results from stock option grants at exercise prices below the deemed fair value of the underlying common. Stock compensation is amortized on a straight-line basis over the vesting period of the underlying option, generally four years. From inception through March 31, 2005, we recorded deferred stock compensation expense of $24.1 million which is amortized over the vesting period of the options. At March 31, 2005, we had a total of $15.4 million remaining to be amortized.

The total unamortized deferred stock compensation recorded for all option grants through March 31, 2005, is expected to be amortized as follows: $5.6 million during the remainder of the year ending December 31, 2005, $5.5 million during the year ending December 31, 2006, $4.2 million during the year ending December 31, 2007 and $33,500 during the year ending December 31, 2008.

Clinical Trial Accounting

We record accruals for estimated clinical study costs, comprising payments for work performed by contract research organizations and participating hospitals. These costs are a significant component of research and development expenses. We accrue costs for clinical studies performed by contract research organizations based on estimates of work performed under the contracts. Costs of setting up hospital sites for participation in trials are accrued immediately. Hospital costs related to patient enrollment are accrued as patients are entered in the trial. Payments to hospitals for post-surgery patient angiograms are accrued at the time of the performance of the angiogram. The assessment of the percentage of work completed that determines the amount of research and development expense that should be recognized in a given period requires significant judgment and could have a material impact on our balance sheet and results of operations.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Contract Revenue, Related Party. Contract revenue, related party decreased to $5.5 million for the three months ended March 31, 2005 from $7.7 for the three months ended March 31, 2004. The decrease of $2.2 million in revenue was primarily attributable to the lower reimbursement by BMS of $2.4 million in expenses associated with E2F Decoy research and development and the higher recognition of approximately $210,000 of deferred revenue from BMS. On March 29, 2005 BMS provided notice of termination of its collaboration agreement with us. The agreement provides for a six-month period prior to the effective termination of the collaboration agreement. Accordingly, we have revised the estimated period for the performance obligation and started to recognize deferred revenue from March 29, 2005 ratably as revenue through September 28, 2005. As a result of that change in estimate, we recognized approximately $210,000 more in deferred revenue in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Research and Development Expenses. Research and development expenses increased to $16.0 million for the three months ended March 31, 2005 from $12.1 million for the three months ended March 31, 2004. The increase in research and development of $3.9 million was primarily the result of an increase of $8.2 million in expenses associated with the expansion of our research pipeline in inflammatory disease, cancer and other diseases, offset in part by a reduction of $4.3 million in E2F Decoy development costs. We anticipate that research and development expenses will decrease significantly through the end of 2005, due to lower clinical and manufacturing costs offset only partially by a compensation restructuring charge.

General and Administrative Expenses. General and administrative expenses increased to $3.9 million for the three months ended March 31, 2005 from $2.4 million for the three months ended March 31, 2004. The increase of $1.5 million was primarily attributable to higher payroll and non-cash stock compensation expenses. We expect our general and administrative expenses to remain relatively constant through the end of 2005, as we expect compliance and consulting expense to increase, offset almost completely by a compensation restructuring charge.

Interest and Other Income. Interest and other income increased to $588,000 for the three months ended March 31, 2005 from $284,000 for the three months ended March 31, 2004 as a result of higher average cash, cash equivalent and short-term investment balances from proceeds from our initial public offering.

Interest and Other Expense. Interest and other expense decreased to $17,000 for the three months ended March 31, 2005 from $52,000 for the three months ended March 31, 2004. Interest expense decreased due to the lower balance of our equipment line of credit.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations primarily through the issuance of equity securities, capital equipment financing and payments from BMS pursuant to our collaboration. At March 31, 2005, we had $101.4 million in cash, cash equivalents and short-term investments and had $675,000 of restricted cash pledged as collateral for letters of credit for our leased facilities.

Pursuant to our collaboration agreement, BMS agreed to fund a majority of ongoing development costs incurred towards the development of E2F Decoy for the prevention of bypass graft failure and prevention of AV graft failure. On March 29, 2005, BMS provided notice of termination of the collaboration. Consistent with the agreement, BMS will continue to fund a majority of the remaining E2F Decoy development costs, which will consist mostly of exit costs, for six months from the date of their termination notice. On April 19, 2005, we announced a reduction in our workforce of approximately 45 percent. We believe that our available cash, cash equivalents and short-term investments, expected remaining reimbursements of development costs from BMS and our reduced operating cash usage, will be sufficient to fund anticipated levels of operations through at least the end of 2007.

Cash Flows

Net cash used in operating activities was $13.7 million and $4.0 million for the three months ended March 31, 2005 and 2004, respectively. The increase of cash used in operations of $9.7 million was primarily due to lower E2F Decoy related reimbursements, higher NF-kB Decoy research, development and manufacturing costs.

Net cash provided by/used in investing activities was net cash provided by investing activities of $10.3 million for the three months ended March 31, 2005 compared to net cash used in investing activities of $108.1 million for the three months ended March 31, 2004. The change in net cash from investing activities of $118.4 million was primarily due to a net decrease in purchases of short-term investments of $118.2 million.

Net cash provided by financing activities was $25,000 and $102.1 million for the three months ended March 31, 2005 and 2004, respectively. The decrease in net cash provided by financing activities of $102.1 million was primarily due to the completion of our initial public offering in February 2004.

Credit Facility

In February 2003, we entered into an equipment line of credit with GE Capital Corporation providing funding of up to $1.5 million. At March 31, 2005, we had drawn down $1.4 million on the line of credit. Amounts under the line of credit are secured by the equipment purchased.

Operating Capital and Capital Expenditure Requirements

We expect to devote substantial resources to continue our research and development efforts for our future products.

We do not expect to generate significant additional funds, other than reimbursements that we may receive from our collaboration with BMS through September 2005. We believe that the key factors that will affect our internal and external sources of cash are:

•	the success of our other clinical and preclinical development programs;

•	the receptivity of the capital markets to financings by biotechnology companies; and

•	our ability to enter into both in-licensing or out-licensing collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.

If our available cash, cash equivalents and short-term investments, and remaining payments from BMS are insufficient to satisfy our liquidity requirements or if we develop or acquire additional product candidates, we may need to raise additional external funds through the sale of additional equity or debt securities. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Contractual Obligations

Our outstanding contractual obligations relate to our equipment debt financings, facilities leases, and obligations under our agreement with our third-party contract manufacturer. Our contractual obligations as of March 31, 2005 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Equipment financing	$0.6	$0.5	$0.1	$—	$—
Operating leases	2.9	1.5	1.4	—	—
Manufacturing	0.3	0.3	—	—	—

Total contractual cash obligations	$3.8	$2.3	$1.5	$—	$—

The contractual summary above reflects only payment obligations that are fixed and determinable. We also have contractual payment obligations, the timing of which is contingent on future events. We are obligated to make certain payments under our license agreement with The Brigham and Women’s Hospital, Inc. if milestones relating to the development and regulatory approval of TF decoys, including NF-kB Decoy, are achieved. In addition, if TF decoys are successfully commercialized we will pay royalties pursuant to this license agreement. These royalty rates are in the low single digits. Please see “Business—License Agreements” in our Form 10-K/A for the year ended December 31, 2004 for a further description of this agreement.

We have also entered into letters of credit totaling $638,000 securing our operating lease obligations, which is included in our restricted cash balance at March 31, 2005.

BUSINESS RISKS

Risks Related to Our Business

We will depend heavily on the success of our lead product candidate, NF-kB Decoy, which is entering clinical development. If we are unable to complete Phase 1/2 clinical trial or NF-kB Decoy proves to be unsafe, we may have to cease operations.

The commercial success of NF-kB Decoy will depend upon successful completion of all required clinical trials, manufacturing supplies for clinical testing and commercialization, obtaining marketing approval, successfully launching the product and acceptance of the product by the medical community and third party payors as clinically useful, cost-effective and safe. If the data from our Phase 1/2 clinical trail in eczema is not satisfactory, we may discontinue the development of NF-kB Decoy, as we discontinued development of our E2F Decoy when our Phase 3 trials PREVENT III and PREVENT IV, which evaluated E2F Decoy in patients undergoing peripheral bypass graft and coronary artery bypass graft, did not meet their primary or secondary endpoints.

We have limited manufacturing capabilities and manufacturing personnel and expect to depend on third parties to manufacture NF-kB Decoy and any future products. We are dependent on a single supplier for NF-kB Decoy intermediates.

We have limited personnel with experience in, and we do not own facilities for, manufacturing any clinical or commercial products. We rely on third parties to supply us with NF-kB Decoy for our clinical trials. In December 2004, we entered into an agreement with Avecia Limited for the manufacture of: (a) NF-kB Decoy single strand intermediates and hybridized duplex products (b) HIF-Decoy single strand intermediates, and (c) transcription factor single strand intermediates. On March 11, 2005 we and Avecia Limited amended our December 2004 agreement to extend by one month the period during which Avecia would manufacture certain materials. The agreement was previously amended on March 4, 2005 to specify the amount of reimbursement to be paid by us for previously used raw materials. We notified Avecia that we do not intend to continue future manufacturing of the products at Avecia’s facility in Grangemouth, Scotland. We do not have other agreements with third parties which obligate them to provide us with any products. There are a limited number of manufactures that are capable of manufacturing the active ingredients of TF decoys and are willing to do so. We may not be able to obtain manufacturers in a timely manner, if at all, to meet our requirements for clinical trials and, subject to receipt of regulatory approvals, commercial sale. We also depend on third-party contract laboratories to perform quality control testing of TF decoys.

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

There are a limited number of manufacturers that operate under the FDA’s and European Union’s good manufacturing practices regulations and are capable of manufacturing TF decoys. Third-party manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. A failure of third-party manufacturers to follow current good manufacturing practices or other regulatory requirements and to document their adherence to such practices may lead to significant delays in the availability of products for commercial use or clinical study, the termination of, or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products. In addition we could be subject to sanctions being imposed on us, including fines, injunctions and civil penalties. Changing manufacturers may require revalidation of the manufacturing process and procedures in accordance with FDA mandated current good manufacturing practices and will require FDA approval. This revalidation may be costly and time consuming. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our products, including NF-kB Decoy, or market them.

Our competitors currently offer and may develop therapies that reduce the size of our markets.

There are a growing number of approved therapies for the treatment of eczema. These include generic drugs with agents such as corticosteroids and new drugs such as Elidel ®, marketed by Novartis AG, and Protopic ®, marketed by Astellas Pharma Inc. In addition, other treatments for eczema are in various stages of preclinical and clinical development. These therapies could affect the size of the eczema market or could result in pricing pressure if we receive marketing approval for NF-kB Decoy.

If we fail to obtain an adequate level of reimbursement for our products by third-party payors, there may be no commercially viable markets for our products or the markets may be much smaller than expected.

The availability and levels of reimbursement by governmental and other third party payors affect the market for our products. The efficacy, safety and cost-effectiveness of our products as well as the efficacy, safety and cost-effectiveness of any competing products will determine the availability and level of reimbursement. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products to other available therapies. If reimbursement for our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our revenues would be reduced.

If our preclinical tests or clinical trials with respect to our TF decoys for inflammatory diseases or cancer do not meet safety or efficacy endpoints in these evaluations, or if we experience significant delays in these tests or trials, our ability to commercialize products and our financial position will be impaired.

Clinical development, including preclinical testing, is a long, expensive and uncertain process and is subject to delays. It may take us several years to complete our testing, and failure can occur at any stage of testing. Despite successful early stage testing, for example, we discontinued development of E2F Decoy when our Phase 3 trials PREVENT III and PREVENT IV, which evaluated E2F Decoy in patients undergoing peripheral bypass graft and coronary artery bypass graft, did not meet their primary or secondary endpoints. Patient enrollment in future clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study and patient compliance. Delays in patient enrollment or failure of patients to continue to participate in a study may cause an increase in costs and delays, or result in the failure of the trial.

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

We do not have any products approved for marketing. We have a limited history of operations and have focused primarily on clinical trials of E2F Decoy. In April 2005, we announced that we would no longer develop E2F Decoy. We have incurred net losses since our inception. As of March 31, 2005, we had an accumulated deficit of approximately $155.6 million. We expect to incur substantial net losses to further develop and commercialize TF decoys and do not know whether or when we will become profitable and may not be able to sustain our operations.

We will need additional financing, which may be difficult to obtain. If we fail to obtain necessary financing or do so on unattractive terms, our development programs and other operations could be harmed.

We will require substantial funds to conduct development, including preclinical testing and clinical trials of our potential products including NF-kB Decoy. We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations well into 2007. BMS will fund a majority of the remaining exit costs we incur related to E2F Decoy for CABG and AV graft failure. We expect to incur significant spending as we expand our development programs and pre-commercialization activities and our future capital requirements will depend on many factors, including:

•	the scope and results of our NF-kB Decoy clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for NF-kB Decoy and other future TF decoys;

•	the cost of TF decoys manufacturing activities;

•	the cost of TF decoys pre-commercialization activities;

•	the cost of research related to our cancer decoys; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including any litigation costs and the results of such litigation.

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

Our most advanced product candidates, including NF-kB Decoy, are based on our TF decoy technology. Our E2F Decoy program was also based on TF decoy technology. We discontinued development of E2F Decoy when our Phase 3 trials PREVENT III and PREVENT IV, which evaluated E2F Decoy in patients undergoing peripheral bypass graft and coronary artery bypass graft, did not meet their primary or secondary endpoints. Because there are currently no approved products based on this technology, the regulatory requirements governing this type of product may be more rigorous or less clearly established than for already approved classes of therapeutics. We must provide the FDA and foreign regulatory authorities with preclinical and clinical data that demonstrate that our products are safe and effective before they can be approved for commercial sale. We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals. As a result, we may experience a longer regulatory process in connection with obtaining regulatory approvals for our product candidates.

If third-party clinical research organizations do not perform in an acceptable and timely manner, our clinical trials could be delayed or unsuccessful.

We do not have the ability to conduct all of our clinical trials independently. We rely on clinical investigators, third-party clinical research organizations and consultants to perform substantially all of these functions. If we cannot locate acceptable contractors to run our clinical trials or enter into favorable agreements with them, or if these third parties do not successfully carry out their contractual duties, satisfy FDA requirements for the conduct of clinical trials or meet expected deadlines, we will be unable to obtain required approvals and will be unable to commercialize our products, including NF-kB Decoy, on a timely basis, if at all. Our agreements are generally cancelable by either party with 30 to 90 days agreement, with or without cause.

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

If we do not find collaborators for our product candidates, we may have to reduce or delay our rate of product development and/or increase our expenditures.

Our strategy to develop, manufacture and commercialize our products includes entering into various relationships with pharmaceutical companies with respect to some programs to advance such programs and reduce our expenditures on such programs. To date, we have entered into one collaboration agreement regarding E2F Decoy. On March 29, 2005 BMS provided notice of termination of our collaboration agreement to develop and commercialize E2F Decoy. On March 30, 2005 we announced that we decided to terminate any further development of E2F Decoy. Our other product candidates, including NF-kB Decoy, will target highly competitive therapeutic markets in which we have limited experience and expertise. If we are unable to develop this expertise ourselves, we will need to enter into agreements with a biotechnology or pharmaceutical company to provide us with the necessary resources and experience for the development and commercialization of products in these markets. There are a limited number of companies with the resources necessary to develop our future products commercially, and we may be unable to attract any of these firms. A company that has entered into a collaboration agreement with one of our competitors may choose not to enter into a collaboration agreement with us. We may not be able to negotiate any collaboration on acceptable terms or at all. If we are not able to establish collaborative arrangements, we may have to reduce or delay further development of some of our programs and /or increase our expenditures and undertake the development activities at our own expense. If we elect to increase our expenditures to fund our development programs, we will need to obtain additional capital, which may not be available on acceptable terms or at all.

In addition, there have been a significant number of recent business combinations among biotechnology and pharmaceutical companies that have reduced the number of potential future collaborators. If business combinations involving potential collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our product development programs.

We depend on our officers and key employees, and if we are not able to retain them or recruit additional qualified personnel, our business will suffer.

We are highly dependent on our president and chief executive officer, John P. McLaughlin and other officers and key employees. Due to the specialized knowledge each of our officers and key employees possesses with respect to TF decoys and our operations, the loss of service of any of our officers or key employees could delay or prevent the successful enrollment and completion of our clinical trials or the commercialization of TF decoys. We do not carry key man life insurance on our officers or key employees except for Mr. McLaughlin.

We have employment agreements with Mr. McLaughlin, Richard P. Powers, our vice president and chief financial officer, Leslie M. McEvoy, our senior vice president, research, James Z. Huang, our senior vice president, commercial operations and business development, and Patrick Broderick, our vice president and general counsel. Each of our officers and key employees may terminate their employment without notice and without cause or good reason. We currently are not aware that any officer or key employee is planning to leave or retire.

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

As a result of the reduction in force we announced on April 19, 2005, we may be unable to retain employees and experience significant delays in recruiting new employees in the future.

We had 129 full-time employees on March 31, 2004 and we announced on April 19, 2005 a plan that would reduce our workforce by 45 percent, and is expected to leave Corgentech with a post-reduction workforce of approximately 70 employees by June 30, 2005. We may experience a further reduction in force due to voluntary employee termination and a diminished ability to recruit new employees to further the research, development and commercialization of our future drug candidates, including NF-kB Decoy. There can be no assurance that our current and planned personnel will be adequate to support such activities. If we are unable to manage any necessary growth effectively, our business could be harmed.

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

Our success will depend in large part on our ability or the ability of our licensors to obtain and maintain protection in the United States and other countries for the intellectual property incorporated into our products. As of March 31, 2005, we had 41 issued United States and foreign patents and 42 pending United States and foreign patent applications. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions. Neither we nor our licensors may be able to obtain additional issued patents relating to our technology. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of the term of patent protection we may have for our products. In addition, our patents and our licensors’ patents may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

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

If we lose our licenses from Stanford University or The Brigham and Women’s Hospital we will not be able to continue our business.

We hold licenses from The Board of Trustees of the Leland Stanford Junior University and The Brigham and Women’s Hospital, Inc. for patents, patent applications and know-how covering our technology generally and NF-kB Decoy specifically. These license agreements impose various diligence, commercialization, sublicensing, royalty, insurance, and other obligations on us. If we fail to comply with the obligations in the license agreements, the licensor may have the right to terminate the license and we may not be able to market products that were covered by the license including NF-kB Decoy. To date, we have met all of our obligations under these agreements.

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

A key element of our strategy is to discover, develop and commercialize a portfolio of new drugs and technologies to deliver those drugs safely and efficiently. We are seeking to do so through our internal research programs and in-licensing. A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets, product candidates and delivery technologies require substantial technical, financial and human resources whether or not any candidates or technologies are ultimately identified. Our research programs may initially show promise in identifying potential product candidates or delivery technologies, yet fail to yield product candidates or delivery technologies for clinical development for any of the following reasons:

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

Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, expenses, accounting for stock options and in-process research and development costs are subject to further review, interpretation and guidance from relevant accounting authorities, including the Securities and Exchange Commission. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this Quarterly Report on Form 10-Q. Historically, we have not been required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. The Financial Accounting Standards Board issued in December 2004 Statement of Accounting Standards No. 123R which will require us to record expense for the fair value of stock options granted and purchases under employee stock purchase plans in the first annual period beginning after June 15, 2005. When we change our accounting policy to record expense for the fair value of stock options granted and shares purchased, our operating expenses will increase. We rely heavily on stock options to motivate existing employees and attract new employees. When we are required to expense stock options, we may choose to reduce our reliance on stock options as a motivation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. If we do not reduce our reliance on stock options, our reported losses will increase.

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

Our (a) executive officers and (b) directors and principal stockholders, together with their affiliates, as of March 31, 2005 beneficially owned approximately 8.6 percent and 51.2 percent of our voting stock, respectively, including shares subject to outstanding options. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. These stockholders will likely be able to determine the composition of our board of directors, possess the voting power to approve all matters requiring stockholder approval, and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

If our stock price is volatile, purchasers of our common stock could incur substantial losses.

Our stock price is volatile and our closing stock price has changed during the first quarter of 2005 from a highest close of $8.18 per share to a lowest close of $2.32 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common stock may be influenced by many factors, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1 percent from March 31, 2005 levels, the fair value of our portfolio would decline by approximately $330,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2005, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.

In February 2005, we implemented a computerized purchasing request system that integrates with our financial reporting system. There were no other changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

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

We intend to use the net proceeds of the offering primarily for research and development of novel transcription factor decoys, including for NF-kB Decoy.

As of March 31, 2005, we had applied the estimated aggregated net proceeds of $100.8 million from our initial public offering as follows:

Working capital:	$ 93.0 million
Temporary investments:	$ 7.8 million

The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10 percent or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries in the ordinary course of business.

Issuer Purchases of Equity

During the three months ended March 31, 2005, we repurchased 345 shares of our common stock from one employee at a price of $1.20 per share pursuant to our right to repurchase upon such employee’s termination of employment.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, Corgentech is responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by Ernst & Young LLP, our independent auditor. Non-audit services are services other than those provided by Ernst & Young LLP in connection with an audit or a review of our financial statements. During the first quarter of 2005 our Audit Committee approved tax compliance services to be performed by Ernst & Young LLP.

Item 6. Exhibits

Exhibit Number		Description of Document
10.39	(1)	Non-employees director cash compensation arrangement.

10.40	++	Letter Agreement, dated March 4, 2005, between Avecia Limited and Corgentech Inc.

10.41	++	Letter Agreement, dated March 11, 2005, between Avecia Limited and Corgentech Inc.

31.1		Certification of President and Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2		Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1	*	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as the like numbered exhibit to our Current Report on Form 8-K, dated April 15, 2005, and filed on April 21, 2005, and incorporated herein by reference.
++	Confidential treatment has been requested for portions of this exhibit.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Corgentech Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2005
Corgentech Inc.

/s/ John P. McLaughlin
John P. McLaughlin
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard Powers
Richard P. Powers
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number		Description of Document
10.39	(1)	Non-employees director cash compensation arrangement.

10.40	++	Letter Agreement, dated March 4, 2005, between Avecia Limited and Corgentech Inc.

10.41	++	Letter Agreement, dated March 11, 2005, between Avecia Limited and Corgentech Inc.

31.1		Certification of President and Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2		Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1	*	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as the like numbered exhibit to our Current Report on Form 8-K, dated April 15, 2005, and filed on April 21, 2005, and incorporated herein by reference.
++	Confidential treatment has been requested for portions of this exhibit.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Corgentech Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.