Form 10-Q
period 2005-06-30
CORGENTECH INC
filed 2005-08-04
CIK 1131517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Act Rule 12b-2).    Yes  ☐    No  ☒

The total number of shares outstanding of the Registrant’s common stock as of July 20, 2005 was 28,020,955.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Corgentech Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$23,363	$17,312
Short-term investments	72,254	97,866
Contract revenue receivable, related party	1,256	7,337
Prepaid expenses and other current assets	1,863	3,702
Notes receivable from employees	61	98

Total current assets	98,797	126,315
Property and equipment, net	2,940	3,492
Restricted cash	525	668
Notes receivable from employees	—	60
Other long-term assets	15	1,013

Total assets	$102,277	$131,548

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$943	$4,019
Current portion of deferred revenue, related party	6,706	7,692
Current portion of long-term debt	379	490
Accrued clinical trial liabilities	339	235
Current portion of deferred rent	425	—
Other accrued liabilities	3,696	5,018
Refundable exercise price	151	444

Total current liabilities	12,639	17,898
Deferred revenue, related party, net of current portion	—	7,878
Long-term debt, less current portion	23	192
Deferred rent	11	446
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2005 and December 31, 2004; none issued or outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2005 and December 31, 2004; 27,887,195 and 27,731,612 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	28	28
Additional paid-in capital	261,750	264,317
Notes receivable from officers	(40)	(40)
Deferred stock compensation	(10,565)	(16,977)
Accumulated other comprehensive loss	(239)	(389)
Accumulated deficit	(161,330)	(141,805)

Total stockholders’ equity	89,604	105,134

Total liabilities and stockholders’ equity	$102,277	$131,548

See accompanying notes to condensed financial statements.

Corgentech Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Contract revenue, related party	$8,119	$10,635	$13,607	$18,384
Operating expenses:
Research and development	10,755	16,552	26,745	28,659
General and administrative	3,702	3,374	7,583	5,813

Total operating expenses	(14,457)	(19,926)	(34,328)	(34,472)

Loss from operations	(6,338)	(9,291)	(20,721)	(16,088)
Interest and other income	636	479	1,224	763
Interest and other expense	(11)	(20)	(28)	(72)

Net loss	$(5,713)	$(8,832)	$(19,525)	$(15,397)

Basic and diluted net loss per common share	$(0.21)	$(0.32)	$(0.71)	$(0.72)

Weighted average shares used to compute basic and diluted net loss per common share	27,706,465	27,301,791	27,650,521	21,525,168

See accompanying notes to condensed financials statements.

Corgentech Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	For the six months ended June 30,
	2005	2004
Net loss	$(19,525)	$(15,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	644	369
Amortization of deferred compensation, net of reversals	3,048	2,833
Loss on disposal of assets	101	—
Forgiveness of notes receivable	20	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,839	583
Contract receivable, related party	6,081	(2,794)
Notes receivable from employees	77	(46)
Restricted cash	143	(3)
Other long-term assets	998	499
Accounts payable	(3,076)	122
Accrued clinical trial liabilities	104	(973)
Other accrued liabilities	(1,322)	2,524
Deferred revenue, related party	(8,864)	(3,846)
Deferred rent	(10)	92

Net cash used in operating activities	(19,742)	(16,037)

Investing activities
Purchase of property and equipment	(193)	(690)
Purchase of short-term investments	(44,412)	(168,642)
Sale of short-term investments	70,174	40,250

Net cash provided by (used in) investing activities	25,569	(129,082)

Financing activities
Repayment of equipment loans	(280)	(222)
Proceeds from issuance of common stock	504	103,546
Bank overdraft	—	(1,322)

Net cash provided by financing activities	224	102,002

Net increase/(decrease) in cash and cash equivalents	6,051	(43,117)
Cash and cash equivalents at beginning of period	17,312	54,590

Cash and cash equivalents at end of period	$23,363	$11,473

Supplemental schedule of cash flow information
Interest paid	$6	$50

See accompanying notes to condensed financial statements.

Corgentech Inc.

Notes to Unaudited Condensed Financial Statements

Summary of Significant Accounting Policies

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Corgentech Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management these unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Corgentech’s financial position at June 30, 2005 and Corgentech’s results of operations and cash flows for the three- and six-month periods ended June 30, 2005 and 2004. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period.

The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by U.S. generally accepted accounting principles.

These unaudited condensed financial statements and the notes accompanying them should be read in conjunction our Annual Report on Form 10-K/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission. Stockholders are encouraged to review the Form 10-K/A for a broader discussion of Corgentech’s business and the risks inherent therein.

2. Stock Options

Corgentech accounts for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, and related interpretations and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123, as amended by SFAS No. 148.

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended June 30,				For the six months ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	Stock option plans		ESPP		Stock option plans		ESPP
Dividend yield	—	—	—	—	—	—	—	—
Risk-free interest rate	3.72%	3.60%	3.00%	—	3.88%	3.60%	2.93%	—
Volatility	110%	80%	110%	—	114%	80%	110%	—
Expected life	4 years	4 years	6 months	—	4 years	4 years	6 months	—

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

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(5,713)	$(8,832)	$(19,525)	$(15,397)
Add: Stock-based employee compensation expense, included in reported net loss	1,137	1,327	2,408	2,571
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,879)	(1,522)	(4,088)	(2,933)

Pro forma net loss under fair value method for all awards	$(6,455)	$(9,027)	$(21,205)	$(15,759)

Loss per share (basic and diluted):
As reported	$(0.21)	$(0.32)	$(0.71)	$(0.72)

Pro forma	$(0.23)	$(0.33)	$(0.77)	$(0.73)

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

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Numerator for basic and diluted net loss per share:
Net loss	$(5,713)	$(8,832)	$(19,525)	$(15,397)

Denominator for basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	27,867,808	27,728,617	27,843,777	21,969,631
Less: weighted-average shares subject to repurchase	(161,343)	(426,826)	(193,256)	(444,463)

Weighted-average shares used in computing basic and diluted net loss per share	27,706,465	27,301,791	27,650,521	21,525,168

Basic and diluted net loss per share	$(0.21)	$(0.32)	$(0.71)	$(0.72)

Historical outstanding dilutive securities not included in diluted net loss per share
Options to purchase common stock	4,168,343	2,150,604
Warrants	—	12,500
Common stock subject to repurchase agreements	130,100	394,950

	4,298,443	2,558,054

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities, in accordance with SFAS No. 130, Reporting Comprehensive Income.

Comprehensive loss and its components for the three- and six-month periods ended June 30, 2005 and 2004 are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net loss	$(5,713)	$(8,832)	$(19,525)	$(15,397)
Change in unrealized loss on investments	162	(386)	150	(426)
Comprehensive loss	$(5,551)	$(9,218)	$(19,375)	$(15,823)

5. Stockholders Equity

In February 2005, we issued 78,750 shares of restricted common stock to employees at a price of $0 per share half of which will cliff vest on the anniversary dates of the grant date over a two-year period. The weighted-average fair value of this stock at the time of issuance was $6.17 per share. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. As a result of these awards, during the six months ended June 30, 2005 we recognized approximately $45,000 in compensation expense. In addition, we recognized approximately $1.1 million in compensation expense as a result of restricted stock awards granted in November 2004. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all the remaining restricted stock awards that were granted in 2004 and 2005 vest, we would recognize approximately $511,000 and $442,000 in compensation expense in the second half of 2005 and 2006, respectively. However, no compensation expense will be recognized for stock awards that do not vest.

6. Contract Revenue, Related Party

For the three and six months ended June 30, 2005 we recorded revenues from Bristol-Myers Squibb Company, or BMS, of $8.1 and $13.6 million, respectively, consisting of $1.3 million and $4.7 million attributable to the reimbursement by BMS of expenses associated with E2F Decoy research and development and the recognition of $6.8 million and $8.9 million of deferred revenue from BMS, respectively, related to the up-front license fee of $25.0 million received in October 2003. On March 29, 2005 BMS provided notice of termination of the collaboration agreement and, as a result, the collaboration will terminate effective September 28, 2005. We expect to recognize the deferred revenue balance of approximately $6.7 million as of June 30, 2005 ratably as revenue through September 28, 2005, the period during which we expect to fulfill our obligations under this agreement.

7. Commitments

In December 2004, we entered into an agreement with Avecia Limited, or Avecia, for the manufacture of: (a) E2F single strand intermediates, (b) NF-kB Decoy single strand intermediates and hybridized duplex products, and (c) HIF-Decoy single strand intermediates. We paid Avecia $6.2 million plus reimbursement for raw materials in the three months ended March 31, 2005. We notified Avecia that we do not intend to continue future manufacturing of the products at Avecia’s facility in Grangemouth, Scotland.

8. Restructuring Activities

In April 2005, we announced a workforce restructuring plan designed to reduce our cost structure. The plan called for a workforce reduction of approximately 45 percent, and left us with a post-reduction workforce of 72 employees as of June 30, 2005. In the three months ended June 30, 2005, we took the following charges associated with the workforce reduction (in thousands):

Employee severance costs	$1,302
Cumulative future lease costs	359
Write-down of leasehold improvement	90

$1,751

We have paid approximately $907,000 in severance salaries and other termination-related benefits during the three months ended June 30, 2005. The accrual balance at June 30, 2005 is $395,000 for employee severance costs and $359,000 for future lease costs. In the three months ended June 30, 2005, approximately $1.1 million of the costs associated with the workforce reduction were included in research and development expenses and approximately $200,000 in general and administrative expenses. In the three months ended June 30, 2005, approximately $394,000 of the cumulative future lease costs and write-down of leasehold improvement were allocated to research and development expenses and approximately $55,000 were allocated to general and administrative expenses.

9. Recent Accounting Pronouncements

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

10. Subsequent Event

Executive Change in Control and Severance Benefit Plan

On July 29, 2005, our board of directors approved the Corgentech Inc. Executive Change in Control and Severance Benefit Plan, or the Plan. Pursuant to the Plan, our chief executive officer, chief financial officer, senior vice presidents and vice presidents, each an eligible employee under the Plan, will be entitled to certain benefits in the event of a covered termination. A covered termination in general means either: (a) an involuntary termination without cause which occurs within 3 months prior to, or 12 months following, the effective date of a change of control, or (b) a constructive termination with occurs within 12 months following the effective date of a change of control. In general, in the event of a covered termination, an eligible employee will be entitled to receive: (a) cash severance payments equal to (i) 50% of the eligible employee’s base salary and (ii) a pro rata portion of the eligible employee’s maximum annual target cash bonus; (b) continued health insurance coverage for 6 months; and (c) outplacement assistance for 3 months. In order to receive benefits under the Plan, an eligible employee will be required to execute a general waiver and release at the time of the covered termination.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of DNA-based novel therapeutics for significant unmet medical needs. We are creating a pipeline of novel therapeutics focused initially on the treatment of inflammatory diseases, infectious diseases and cancer. We are developing novel classes of therapeutics including transcription factor decoys, or TF decoys, and aptamers that treat disease through the regulation of gene expression. Two Phase 3 trials, called PREVENT III and PREVENT IV, which evaluated a TF decoy called E2F Decoy in patients undergoing peripheral bypass graft, or PBG, and coronary artery bypass graft, or CABG, surgeries, did not meet their primary or secondary endpoints. We concluded our Phase 1 trial in arterio-venous, or AV, grafts, called PREVENT V, and do not plan to develop E2F Decoy further.

In April 2005, our Board of Directors approved a workforce restructuring plan designed to reduce our cost structure. The plan called for a workforce reduction of approximately 45 percent, and left us with a post reduction workforce of 72 employees as of June 30, 2005. We incurred a restructuring charge of approximately $1.8 million in the second quarter of 2005 associated with employee severance costs, cumulative future lease costs, and write-down of leasehold improvement.

In October 2003, we entered into global collaboration agreements with Bristol-Myers Squibb Company, or BMS, for the development and commercialization of E2F Decoy for all indications. On March 29, 2005, BMS provided notice of termination of the collaboration. Consistent with the agreement, BMS will continue to fund a majority of the remaining E2F Decoy development costs, which will consist mostly of exit costs, up until six months from the date of their termination notice. The collaboration will terminate effective September 28, 2005.

We have an additional TF Decoy called NF-kappaB, or NF-kB, Decoy in clinical development for the treatment of atopic dermatitis, also known as eczema, and preclinical development for the treatment of other inflammatory diseases, as well as an additional TF decoy at the research stage called hypoxia-inducible factor, or HIF, for the treatment of cancer. In January 2005, we announced the filing of an investigational new drug application, or IND, with the FDA to begin a Phase 1/2, 75-patient clinical trial of NF-kB Decoy for eczema. This is the first of two Phase 1/2 trials and was initiated in May 2005. Our second trial is being conducted in Australia and Switzerland in approximately 120 patients. We initiated enrollment in July 2005 in both Australia and Switzerland.

In May 2005, we announced that NF-kB Decoy demonstrated a decrease in inflammation and swelling in preclinical models of atopic dermatitis. NF-kB Decoy was shown to reduce recruitment and proliferation of pro-inflammatory cells. In a cancer model to evaluate the drug for carcinogenic effects, NF-kB Decoy demonstrated that it did not induce carcinogenicity, an important finding given the recent FDA warning relating to the potential cancer risk of certain drugs currently on the market for eczema. In May 2005, we also announced that we had begun treating patients in a multi-center Phase 1/2 clinical trial of NF-kB Decoy. The multi-center, randomized, double-blind, dose-ranging trial is designed to evaluate the safety and feasibility of repeated application of three concentrations of NF-kB Decoy to the skin of adult patients with mild-to-moderate eczema. In addition to our TF Decoy product platform, we recently introduced an aptamer product platform, which is currently at the research stage and initially focused on hospital-based resistant infections.

We were incorporated in January 1999 and we have incurred significant losses each year.

Financial Operations Overview

Revenues

We have not generated any revenues from sales of commercial products since our inception. We expect to receive contract revenue from BMS through the end of September 2005.

Research and Development Expenses

During the three and six months ended June 30, 2005, we incurred research and development expenses for NF-kB Decoy of approximately $3.8 million and $11.0 million, respectively. During the three and six months ended June 30, 2005, we also incurred $6.9 million and $15.7 million respectively in non-NF-kB Decoy related research and development expenses. In October 2003, we entered into our collaboration agreement with BMS, under which BMS is obligated to fund a majority of the ongoing costs of developing E2F Decoy for CABG, PBG and AV graft failure. During the three and six months ended June 30, 2005, we recorded approximately $1.3 million and $4.7 million, respectively, in reimbursable expenses due from BMS, as contract revenue, related party.

General and Administrative Expenses

General and administrative expenses consist of salaries and other related costs for personnel in executive, finance, accounting, facilities, other general corporate activities and non-cash stock compensation.

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

To date we have received $25.0 million from BMS in non-refundable up-front fees in consideration for license and distribution rights of E2F Decoy. In determining the term of performance obligation, we took into account the estimated period to complete clinical trials and receive regulatory approvals for commercialization of E2F Decoy in CABG, PBG and AV grafts based upon the most recent development plans for each product. On March 29, 2005 BMS provided notice of termination of the collaboration agreement and, as a result, the collaboration will terminate effective September 28, 2005. We expect to recognize the deferred revenue balance of approximately $6.7 million as of June 30, 2005 ratably as revenue through September 28, 2005, the period during which we expect to fulfill our obligations under this agreement.

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

Stock compensation expense, which is a non-cash charge, results from stock option grants at exercise prices below the deemed fair value of the underlying common stock. Stock compensation is amortized on a straight-line basis over the vesting period of the underlying option, generally four years. From inception through June 30, 2005, we recorded deferred stock compensation expense, net of cancellations, of $20.5 million which is amortized over the vesting period of the options using the straight line method. As of June 30, 2005, we had a total of $10.6 million remaining to be amortized.

The total unamortized deferred stock compensation recorded for all option grants through June 30, 2005, is expected to be amortized as follows: $2.6 million during the remainder of the year ending December 31, 2005, $4.6 million during the year ending December 31, 2006, and $3.4 million during the year ending December 31, 2007.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Contract Revenue, Related Party. Contract revenue, related party decreased to $8.1 million for the three months ended June 30, 2005 from $10.6 million for the three months ended June 30, 2004. The decrease of $2.5 million in revenue was primarily attributable to the lower reimbursement by BMS of $7.4 million in expenses associated with E2F Decoy research and development offset by the higher recognition of approximately $4.9 million of deferred revenue from BMS. On March 29, 2005 BMS provided notice of termination of its collaboration agreement with us. The agreement provides for a six-month period prior to the effective termination of the collaboration agreement. Accordingly, we have revised the estimated period for the performance obligation and started to recognize deferred revenue from March 29, 2005 ratably as revenue through September 28, 2005. As a result of that change in estimate, we recognized approximately $4.9 million more in deferred revenue in the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Research and Development Expenses. Research and development expenses decreased to $10.8 million for the three months ended June 30, 2005 from $16.6 million for the three months ended June 30, 2004. The decrease in research and development of $5.8 million was primarily the result of an increase of $3.9 million in expenses associated with the expansion of our research pipeline in inflammatory disease, cancer and other diseases, offset by a reduction of $9.7 million in E2F Decoy development costs. We anticipate that research and development expenses will continue to decrease through the end of 2005, due to lower research, clinical and manufacturing costs.

General and Administrative Expenses. General and administrative expenses increased to $3.7 million for the three months ended June 30, 2005 from $3.4 million for the three months ended June 30, 2004. The increase of $300,000 was primarily attributable to higher payroll and non-cash stock compensation expenses. We expect our general and administrative expenses to remain relatively constant through the end of 2005.

Interest and Other Income. Interest and other income increased to $636,000 for the three months ended June 30, 2005 from $479,000 for the three months ended June 30, 2004 as a result of higher interest rates.

Interest and Other Expense. Interest and other expense decreased to $11,000 for the three months ended June 30, 2005 from $20,000 for the three months ended June 30, 2004. Interest expense decreased due to the lower balance of our equipment line of credit.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Contract Revenue, Related Party. Contract revenue, related party decreased to $13.6 million for the six months ended June 30, 2005 from $18.4 for the six months ended June 30, 2005. The decrease of $4.8 million in revenue was primarily attributable to the lower reimbursement by BMS of $9.8 million in expenses associated with E2F Decoy research and development offset by the higher recognition of approximately $5.0 million of deferred revenue from BMS. On March 29, 2005 BMS provided notice of termination of its collaboration agreement with us. The agreement provides for a six-month period prior to the effective termination of the collaboration agreement. Accordingly, we have revised the estimated period for the performance obligation and started to recognize deferred revenue from March 29, 2005 ratably as revenue through September 28, 2005. As a result of that change in estimate, we recognized approximately $5.0 million more in deferred revenue in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Research and Development Expenses. Research and development expenses decreased to $26.7 million for the six months ended June 30, 2005 from $28.7 million for the six months ended June 30, 2004. The decrease in research and development of $2.0 million was primarily the result of an increase of $12.0 million in expenses associated with the expansion of our research pipeline in inflammatory disease, cancer and other diseases, offset by a reduction of $14.0 million in E2F Decoy development costs.

General and Administrative Expenses. General and administrative expenses increased to $7.6 million for the six months ended June 30, 2005 from $5.8 million for the six months ended June 30, 2004. The increase of $1.8 million was primarily attributable to higher payroll and non-cash stock compensation expenses.

Interest and Other Income. Interest and other income increased to $1.2 million for the six months ended June 30, 2005 from $763,000 for the six months ended June 30, 2004 as a result of higher average cash, cash equivalent and short-term investment balances from proceeds from our initial public offering and higher interest rates.

Interest and Other Expense. Interest and other expense decreased to $28,000 for the six months ended June 30, 2005 from $72,000 for the six months ended June 30, 2004. Interest expense decreased due to lower balance of our equipment line of credit.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations primarily through the issuance of equity securities, capital equipment financing and payments from BMS pursuant to our collaboration. At June 30, 2005, we had $95.6 million in cash, cash equivalents and short-term investments and had $525,000 of restricted cash pledged as collateral for letters of credit for our leased facilities.

Pursuant to our collaboration agreement, BMS agreed to fund a majority of ongoing development costs incurred towards the development of E2F Decoy for the prevention of bypass graft failure and prevention of AV graft failure. On March 29, 2005, BMS provided notice of termination of the collaboration. Consistent with the agreement, BMS will continue to fund a majority of the remaining E2F Decoy development costs, which will consist mostly of exit costs, for six months from the date of their termination notice. On April 19, 2005, we announced a reduction in our workforce of approximately 45 percent. We believe that our available cash, cash equivalents and short-term investments, expected remaining reimbursements of development costs from BMS and our reduced operating cash usage, will be sufficient to fund anticipated levels of operations well into 2007.

Cash Flows

Net cash used in operating activities was $19.7 million and $16.0 million for the six months ended June 30, 2005 and 2004, respectively. The increase of cash used in operations of $3.7 million was primarily due to lower E2F Decoy related reimbursements, higher NF-kB Decoy research, development and manufacturing costs, offset by lower cash use in E2F Decoy development and manufacturing costs.

Net cash provided by/used in investing activities was cash provided by of $25.6 million for the six months ended June 30, 2005 compared to cash used in investment activities of $129.1 million for the six months ended June 30, 2004. The change in net cash from investing activities of $154.7 million was primarily due to a net decrease in purchases of short-term investments of $124.2 million.

Net cash provided by financing activities was $224,000 and $102.0 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in net cash provided by financing activities of $101.8 million was primarily due to the completion of our initial public offering in February 2004.

Credit Facility

In February 2003, we entered into an equipment line of credit with GE Capital Corporation providing funding of up to $1.5 million. At June 30, 2005, we had drawn down $1.4 million on the line of credit. Amounts under the line of credit are secured by the equipment purchased.

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

Contractual Obligations

Our outstanding contractual obligations relate to our equipment debt financings and facilities leases. Our contractual obligations as of June 30, 2005 were as follows (in millions):

Contractual Obligations	Payments Due by Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Equipment financing	$0.4	$0.4	$—	$—	$—
Operating leases	2.6	2.3	0.3	—	—

Total contractual cash obligations	$3.0	$2.7	$0.3	$—	$—

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

We have also entered into letters of credit totaling $480,000 securing our operating lease obligations, which is included in our restricted cash balance at June 30, 2005.

BUSINESS RISKS

Risks Related to Our Business

We will depend heavily on the success of our lead product candidate, NF-kB Decoy, which is in clinical development. If we are unable to complete Phase 1/2 clinical trial or NF-kB Decoy proves to be unsafe, we may have to cease operations.

The commercial success of NF-kB Decoy will depend upon successful completion of all required clinical trials, manufacturing supplies for clinical testing and commercialization, obtaining marketing approval, successfully launching the product and acceptance of the product by the medical community and third party payors as clinically useful, cost-effective and safe. If the data from our Phase 1/2 clinical trail in eczema is not satisfactory, we may discontinue the development of NF-kB Decoy.

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

We do not have any products approved for marketing. We have a limited history of operations and have focused primarily on clinical trials of E2F Decoy. In April 2005, we announced that we would no longer develop E2F Decoy. We have incurred net losses since our inception. As of June 30, 2005, we had an accumulated deficit of approximately $161.3 million. We expect to incur substantial net losses to further develop and commercialize TF decoys and do not know whether or when we will become profitable and may not be able to sustain our operations.

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

Our most advanced product candidate, NF-kB Decoy, is based on our TF decoy technology. Our E2F Decoy program was also based on TF decoy technology. We discontinued development of E2F Decoy when our Phase 3 trials did not meet their primary or secondary endpoints. Because there are currently no approved products based on this technology, the regulatory requirements governing this type of product may be more rigorous or less clearly established than for already approved classes of therapeutics. We must provide the FDA and foreign regulatory authorities with preclinical and clinical data that demonstrate that our products are safe and effective before they can be approved for commercial sale. We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals. As a result, we may experience a longer regulatory process in connection with obtaining regulatory approvals for our product candidates.

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

Our strategy to develop, manufacture and commercialize our products includes entering into various relationships with pharmaceutical companies with respect to some programs to advance such programs and reduce our expenditures on such programs. To date, we have entered into one collaboration agreement regarding E2F Decoy. On March 29, 2005 BMS provided notice of termination of our collaboration agreement to develop and commercialize E2F Decoy. On March 30, 2005 we announced that we had decided to terminate any further development of E2F Decoy. Our other product candidates, including NF-kB Decoy, will target highly competitive therapeutic markets in which we have limited experience and expertise. If we are unable to develop this expertise ourselves, we will need to enter into agreements with a biotechnology or pharmaceutical company to provide us with the necessary resources and experience for the development and commercialization of products in these markets. There are a limited number of companies with the resources necessary to develop our future products commercially, and we may be unable to attract any of these firms. A company that has entered into a collaboration agreement with one of our competitors may choose not to enter into a collaboration agreement with us. We may not be able to negotiate any collaboration on acceptable terms or at all. If we are not able to establish collaborative arrangements, we may have to reduce or delay further development of some of our programs and /or increase our expenditures and undertake the development activities at our own expense. If we elect to increase our expenditures to fund our development programs, we will need to obtain additional capital, which may not be available on acceptable terms or at all.

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

We announced on April 19, 2005 a plan to reduce our workforce by 45 percent, which left us with a post-reduction workforce of 72 employees at June 30, 2005. We may experience a further reduction in force due to voluntary employee termination and a diminished ability to recruit new employees to further the research, development and commercialization of our future drug candidates, including NF-kB Decoy. There can be no assurance that our current and planned personnel will be adequate to support such activities. If we are unable to manage any necessary growth effectively, our business could be harmed.

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

Our success will depend in large part on our ability or the ability of our licensors to obtain and maintain protection in the United States and other countries for the intellectual property incorporated into our products. As of June 30, 2005, we had 43 issued United States and foreign patents and 43 pending United States and foreign patent applications. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions. Neither we nor our licensors may be able to obtain additional issued patents relating to our technology. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of the term of patent protection we may have for our products. In addition, our patents and our licensors’ patents may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

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

If we lose our licenses from The Brigham and Women’s Hospital we will not be able to continue our business.

We hold a license from The Brigham and Women’s Hospital, Inc. for patents, patent applications and know-how covering our technology generally and NF-kB Decoy specifically. This license agreement imposes various diligence, commercialization, sublicensing, royalty, insurance, and other obligations on us. If we fail to comply with the obligations in the license agreement, the licensor may have the right to terminate the license and we may not be able to market products that were covered by the license including NF-kB Decoy. To date, we have met all of our obligations under this agreement.

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

Our (a) executive officers and (b) directors and principal stockholders, together with their affiliates, as of June 30, 2005 beneficially owned approximately 9.2 percent and 42.8 percent of our voting stock, respectively, including shares subject to outstanding options. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. These stockholders will likely be able to determine the composition of our board of directors, possess the voting power to approve all matters requiring stockholder approval, and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

If our stock price is volatile, purchasers of our common stock could incur substantial losses.

Our stock price is volatile and our closing stock price has changed during the six months ended June 30, 2005 from a highest close of $8.18 per share to a lowest close of $2.14 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common stock may be influenced by many factors, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1 percent from June 30, 2005 levels, the fair value of our portfolio would decline by approximately $200,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of June 30, 2005, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

As of June 30, 2005, we had applied the estimated aggregated net proceeds of $100.8 million from our initial public offering to working capital. The foregoing amount represents our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10 percent or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries and bonuses in the ordinary course of business.

Issuer Purchases of Equity

During the three months ended June 30, 2005, we repurchased 18,566 shares of our common stock from 17 employees at a weighted average price of $1.07 per share pursuant to our right to repurchase upon such employees’ termination of employment.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Corgentech Inc. was held on June 7, 2005 for the purpose of:

(1)	electing three directors to our board of directors to serve until the 2008 annual meeting of stockholders;

(2)	to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2005;

(3)	to approve an amendment to our 2003 Non-Employee Directors’ Stock Option Plan, to increase the number of shares under the initial grant to non-employee directors from 40,000 to 50,000; and

(4)	to transact such other business as may properly come before the meeting or any adjournment or postponement thereof

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. The final vote on the proposals were recorded as follows:

    Proposal 1:

Election of three directors for three-year terms expiring at the 2008 annual meeting:

Nominee	For	Withheld
Richard B. Brewer	24,210,205	365,426
Daniel S. Janney	24,213,705	361,926
Michael B. Sweeney	24,446,820	128,811

    Proposal 2:

The selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 was ratified by the following vote:

For	Against	Abstain
24,422,950	139,531	13,150

    Proposal 3:

The amendment of our 2003 Non-employee Directors’ Stock Option Plan, to increase number of shares under the initial grant to non-employee directors from 40,000 to 50,000, was approved by the following vote:

For	Against	Abstain
12,642,799	1,496,461	6,971

Item 5. Other Information

Executive Change in Control and Severance Benefit Plan

On July 29, 2005, our board of directors approved the Corgentech Inc. Executive Change in Control and Severance Benefit Plan, or the Plan. Pursuant to the Plan, our chief executive officer, chief financial officer, senior vice presidents and vice presidents, each an eligible employee under the Plan, will be entitled to certain benefits in the event of a covered termination. A covered termination in general means either: (a) an involuntary termination without cause which occurs within 3 months prior to, or 12 months following, the effective date of a change of control, or (b) a constructive termination with occurs within 12 months following the effective date of a change of control. In general, in the event of a covered termination, an eligible employee will be entitled to receive: (a) cash severance payments equal to (i) 50% of the eligible employee’s base salary and (ii) a pro rata portion of the eligible employee’s maximum annual target cash bonus; (b) continued health insurance coverage for 6 months; and (c) outplacement assistance for 3 months. In order to receive benefits under the Plan, an eligible employee will be required to execute a general waiver and release at the time of the covered termination. The Plan is filed as Exhibit 10.44 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Number		Description of Document
10.42(1)		2003 Non-Employee Directors’ Stock Option Plan, as amended.

10.43(2)		Notice of Termination Letter, dated June 17, 2005, to Licensing Agreement, dated September 27, 2004, with Cyclacel Limited.

10.44		Executive Change in Control and Severance Benefit Plan.

31.1		Certification of President and Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2		Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1	*	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as the like numbered exhibit to our Current Report on Form 8-K, dated June 7, 2005, and filed on June 9, 2005, and incorporated herein by reference.
(2)	Filed as the like numbered exhibit to our Current Report on Form 8-K, dated June 17, 2005, and filed on June 23, 2005, and incorporated herein by reference.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Corgentech Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2005

Corgentech Inc.

/s/ John P. McLaughlin
John P. McLaughlin President and Chief Executive Officer (Principal Executive Officer)

/s/ Richard Powers
Richard P. Powers Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number		Description of Document
10.42(1)		2003 Non-Employee Directors’ Stock Option Plan, as amended.

10.43(2)		Notice of Termination Letter, dated June 17, 2005, to Licensing Agreement, dated September 27, 2004, with Cyclacel Limited.

10.44		Executive Change in Control and Severance Benefit Plan.

31.1		Certification of President and Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2		Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1	*	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as the like numbered exhibit to our Current Report on Form 8-K, dated June 7, 2005, and filed on June 9, 2005, and incorporated herein by reference.
(2)	Filed as the like numbered exhibit to our Current Report on Form 8-K, dated June 17, 2005, and filed on June 23, 2005, and incorporated herein by reference.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Corgentech Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.