Form 10-Q
period 2005-09-30
CORGENTECH INC
filed 2005-11-07
CIK 1131517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The total number of shares outstanding of the Registrant’s common stock as of October 20, 2005 was 28,079,425.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Corgentech Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$21,486	$17,312
Short-term investments	67,924	97,866
Contract revenue receivable, related party	35	7,337
Prepaid expenses and other current assets	926	3,702
Notes receivable from employees	55	98

Total current assets	90,426	126,315
Property and equipment, net	2,705	3,492
Restricted cash	505	668
Notes receivable from employees	—	60
Other long-term assets	—	1,013

Total assets	$93,636	$131,548

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$478	$4,019
Current portion of deferred revenue, related party	—	7,692
Current portion of long-term debt	277	490
Accrued clinical trial liabilities	651	235
Current portion of deferred rent	175	—
Other accrued liabilities	3,244	5,018
Refundable exercise price	117	444

Total current liabilities	4,942	17,898
Deferred revenue, related party, net of current portion	—	7,878
Long-term debt, less current portion	—	192
Deferred rent	173	446
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2005 and December 31, 2004; none issued or outstanding at September 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2005 and December 31, 2004; 27,987,226 and 27,731,612 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	28	28
Additional paid-in capital	261,777	264,317
Notes receivable from officers	—	(40)
Deferred stock compensation	(8,979)	(16,977)
Accumulated other comprehensive loss	(162)	(389)
Accumulated deficit	(164,143)	(141,805)

Total stockholders’ equity	88,521	105,134

Total liabilities and stockholders’ equity	$93,636	$131,548

See accompanying notes to condensed financial statements.

Corgentech Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Contract revenue, related party	$6,735	$9,266	$20,342	$27,651
Operating expenses:
Research and development	6,523	18,172	33,268	46,831
General and administrative	3,728	4,119	11,311	9,932

Total operating expenses	(10,251)	(22,291)	(44,579)	(56,763)

Loss from operations	(3,516)	(13,025)	(24,237)	(29,112)
Interest and other income	711	565	1,935	1,328
Interest and other expense	(8)	(19)	(36)	(91)

Net loss	$(2,813)	$(12,479)	$(22,338)	$(27,875)

Basic and diluted net loss per common share	$(0.10)	$(0.46)	$(0.81)	$(1.19)

Weighted average shares used to compute basic and diluted net loss per common share	27,761,811	27,391,031	27,688,025	23,494,728

See accompanying notes to condensed financials statements.

Corgentech Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	For the nine months ended September 30,
	2005	2004
Net loss	$(22,338)	$(27,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	943	593
Non-cash compensation expense	4,411	4,175
Loss on disposal of assets	109	—
Forgiveness of notes receivable	60	4
Changes in assets and liabilities:
Prepaid expenses and other current assets	2,776	407
Contract receivable, related party	7,302	(1,661)
Notes receivable from employees	83	6
Restricted cash	163	(31)
Other long-term assets	1,013	689
Accounts payable	(3,541)	1,867
Accrued clinical trial liabilities	416	(1,473)
Other accrued liabilities	(1,774)	4,524
Deferred revenue, related party	(15,570)	(5,769)
Deferred rent	(98)	119

Net cash used in operating activities	(26,045)	(24,425)

Investing activities
Purchase of property and equipment	(265)	(1,392)
Purchase of short-term investments	(66,745)	(210,259)
Sale of short-term investments	96,914	92,350

Net cash provided by (used in) investing activities	29,904	(119,301)

Financing activities
Repayment of equipment loans	(405)	(337)
Proceeds from issuance of common stock	720	103,890
Bank overdraft	—	(1,322)

Net cash provided by financing activities	315	102,231

Net increase/(decrease) in cash and cash equivalents	4,174	(41,495)
Cash and cash equivalents at beginning of period	17,312	54,590

Cash and cash equivalents at end of period	$21,486	$13,095

See accompanying notes to condensed financial statements.

Corgentech Inc.

Notes to Unaudited Condensed Financial Statements

Summary of Significant Accounting Policies

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Corgentech Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management these unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Corgentech’s financial position at September 30, 2005 and Corgentech’s results of operations and cash flows for the three- and nine-month periods ended September 30, 2005 and 2004. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period.

The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by U.S. generally accepted accounting principles.

These unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission. Stockholders are encouraged to review the Form 10-K/A for a broader discussion of Corgentech’s business and the risks inherent therein.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and the accompanying notes. Actual results could differ materially from those estimates.

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

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended September 30,				For the nine months ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	Stock option plans		ESPP		Stock option plans		ESPP
Dividend yield	—	—	—	—	—	—	—	—
Risk-free interest rate	4.13%	3.10%	3.62%	1.39%	3.96%	3.03%	3.16%	1.39%
Volatility	102%	80%	102%	80%	110%	80%	110%	80%
Expected life	4 years	4 years	6 months	6 months	4 years	4 years	6 months	6 months

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

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(2,813)	$(12,479)	$(22,338)	$(27,875)
Add: Stock-based employee compensation expense, included in reported net loss	1,034	1,274	3,442	3,845
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,025)	(1,768)	(6,050)	(4,701)

Pro forma net loss under fair value method for all awards	$(3,804)	$(12,973)	$(24,946)	$(28,731)

Net loss per share (basic and diluted):
As reported	$(0.10)	$(0.46)	$(0.81)	$(1.19)

Pro forma	$(0.14)	$(0.47)	$(0.90)	$(1.22)

3. Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of additional potential common shares. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by Corgentech, preferred stock, and options are considered to be potential common shares and are only included in the calculation of diluted net loss per common share when their effect is dilutive.

The following table sets forth the computation of Corgentech’s basic and diluted net loss per share (in thousands, except share and per share amounts).

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Numerator for basic and diluted net loss per share:
Net loss	$(2,813)	$(12,479)	$(22,338)	$(27,875)

Denominator for basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	27,894,750	27,757,226	27,860,955	23,912,911
Less: weighted-average shares subject to repurchase	(132,939)	(366,195)	(172,929)	(418,183)

Weighted-average shares used in computing basic and diluted net loss per share	27,761,811	27,391,031	27,688,025	23,494,728

Basic and diluted net loss per share	$(0.10)	$(0.46)	$(0.81)	$(1.19)

	As of September 30,
	2005	2004
Historical outstanding dilutive securities not included in diluted net loss per share
Options to purchase common stock	4,184,563	2,481,496
Common stock subject to repurchase agreements	90,281	326,592

	4,274,844	2,808,088

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities, in accordance with SFAS No. 130, Reporting Comprehensive Income.

Comprehensive loss and its components for the three- and nine-month periods ended September 30, 2005 and 2004 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net loss	$(2,813)	$(12,479)	$(22,338)	$(27,875)
Change in unrealized gain/(loss) on investments	77	143	227	(283)

Comprehensive loss	$(2,736)	$(12,336)	$(22,111)	$(28,158)

5. Stockholders’ Equity

In February 2005, we issued 78,750 shares of restricted common stock to employees and two directors at a price of $0 per share half of which will cliff vest on the anniversary dates of the grant date over a two-year period. The weighted-average fair value of this stock at the time of issuance was $6.17 per share. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. As a result of these awards, during the nine months ended September 30, 2005, we recognized approximately $73,000 in compensation expense. In addition, we recognized approximately $1.4 million in compensation expense as a result of restricted stock awards granted in November 2004. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all the remaining restricted stock awards that were granted in 2004 and 2005 vest, we would recognize approximately $227,000 and $210,000 in compensation expense in the fourth quarter of 2005 and in the first quarter of 2006, respectively. However, no compensation expense will be recognized for stock awards that do not vest.

6. Contract Revenue, Related Party

For the three and nine months ended September 30, 2005, we recorded revenues from Bristol-Myers Squibb Company, or BMS, of $6.7 million and $20.3 million, respectively, consisting of $29,000 and $4.8 million attributable to the reimbursement by BMS of expenses associated with E2F Decoy research and development and the recognition of $6.7 million and $15.5 million of deferred revenue from BMS, respectively, related to the up-front license fee of $25.0 million received in October 2003. On March 29, 2005, BMS provided notice of termination of the collaboration agreement and, as a result, the collaboration terminated on September 28, 2005. Accordingly, all deferred revenue has been recognized through September 30, 2005, and we do not anticipate any future revenue from this agreement.

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

8. Restructuring Activities

In April 2005, we announced a workforce restructuring plan designed to reduce our cost structure. The plan called for a workforce reduction of approximately 45 percent, and left us with a post-reduction workforce of 71 employees as of September 30, 2005. In the three months ended June 30, 2005, approximately $1.1 million of the costs associated with the workforce reduction were included in research and development expenses and approximately $200,000 in general and administrative expenses. In the three months ended June 30, 2005, approximately $394,000 of the cumulative future lease costs and write-down of leasehold improvement were allocated to research and development expenses and approximately $55,000 were allocated to general and administrative expenses.

The following table sets forth the activity in the restructuring reserve, which is included in accrued liabilities at September 30, 2005 (in thousands):

	Employee Severance Costs	Future Lease Costs
Restructuring reserve	$1,302	$359
Payment against reserve	(1,269)	(90)
Adjustment against reserve	(33)	—

Balances at September 30, 2005	$—	$269

We paid approximately $362,000 in severance salaries and other termination-related benefits and $90,000 in lease costs during the three months ended September 30, 2005. We paid approximately $907,000 in severance salaries and other termination-related benefits and $0 in lease costs during the three months ended June 30, 2005. We reversed the accrued liabilities of employee severance costs of $33,000 since our restructuring efforts were completed in September 2005. The accrual balances at September 30, 2005 are $0 for employee severance costs and $269,000 for future lease costs. In the three months ended September 30, 2005, approximately $29,000 of the costs associated with the workforce reduction was reversed in research and development expenses and approximately $4,000 in general and administrative expenses.

9. Merger

On September 26, 2005, we announced that we had entered into a definitive merger agreement with AlgoRx Pharmaceuticals, Inc., or AlgoRx. AlgoRx is a privately held company focused on developing and commercializing a diversified portfolio of pharmaceutical product candidates to address pain, a large and under-served market. The merger is subject to customary conditions of closing, including approval of the issuance of the shares in the merger by Corgentech stockholders and adoption of the merger agreement by AlgoRx stockholders.

Corgentech will issue shares of its common stock in exchange for all of AlgoRx’s outstanding Series A preferred shares, Series B preferred shares, Series C preferred shares, common stock and warrants to purchase Series C preferred stock. Because AlgoRx stockholders will own approximately 62% of the fully-diluted shares of Corgentech after the merger, AlgoRx is deemed to be the acquiring company for accounting purposes and the merger will be accounted for as a reverse acquisition under the purchase method of accounting in accordance with Statement of Financial Accounting Standards, (SFAS) No. 141, “Business Combinations.” The total preliminary estimated purchase price will include estimated direct merger costs of approximately $2.2 million.

Costs associated with this merger include fees for financial advisors, attorneys and accountants, filing fees and financial printing costs. We currently expect to incur approximately $1.55 million in costs. As of September 30, 2005, we recorded approximately $790,000 of costs which were included in general and administrative expenses.

10. Recent Accounting Pronouncements

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

Overview

Corgentech is a public, biopharmaceutical company focused on the development and commercialization of novel therapeutics for significant unmet medical needs. Corgentech is creating a pipeline of novel therapeutics focused on the treatment of inflammatory and infectious diseases. Corgentech is developing novel classes of therapeutics including transcription factor decoys, or TF decoys, and aptamers that treat disease through the regulation of gene expression. Corgentech’s lead product candidate, Avrina™, is a TF Decoy known as NF-kB Decoy in clinical development for the treatment of atopic dermatitis, also known as eczema. NF-kB Decoy is also in preclinical development for the treatment of other inflammatory diseases. Corgentech has also developed an additional TF decoy which is at the research stage called hypoxia-inducible factor, or HIF, for the treatment of cancer. Corgentech currently has two Phase 1/2 clinical trials underway for Avrina for eczema—the first of which has completed enrollment of 75 evaluable patients at multiple sites in the United States and the second of which is enrolling 120 patients at multiple sites in Australia and Switzerland.

In May 2005, Corgentech announced that NF-kB Decoy demonstrated a decrease in inflammation and swelling in preclinical models of atopic dermatitis. NF-kB Decoy was shown to reduce recruitment and proliferation of pro-inflammatory cells. In a cancer model to evaluate the drug for carcinogenic effects, NF-kB Decoy demonstrated that it did not induce carcinogenicity, an important finding given the recent FDA warning relating to the potential cancer risk of certain drugs currently on the market for eczema. In addition to Corgentech’s TF Decoy product platform, Corgentech has also developed an aptamer product platform, which is currently at the research stage and initially focused on hospital-based resistant infections. Corgentech believes that its expertise will enable it to maximize the commercial opportunity for future TF Decoy products.

On September 26, 2005, we announced that we had entered into a definitive merger agreement with AlgoRx Pharmaceuticals, Inc., or AlgoRx. AlgoRx is a privately held company focused on developing and commercializing a diversified portfolio of pharmaceutical product candidates to address pain, a large and under-served market. The merger is subject to customary conditions of closing, including approval of the issuance of the shares in the merger by Corgentech stockholders and adoption of the merger agreement by AlgoRx shareholders.

In October 2003, we entered into global collaboration agreements with Bristol-Myers Squibb Company, or BMS, for the development and commercialization of E2F Decoy for all indications. On March 29, 2005, BMS provided notice of termination of the collaboration upon receiving negative data from the second of two Phase 3 trials for E2F Decoy. Consistent with the agreement, BMS continued to fund a majority of the remaining E2F Decoy development costs, which were consisted mostly of exit costs, up until six months from the date of their termination notice. The collaboration was terminated on September 28, 2005.

We were incorporated in January 1999 and we have incurred significant losses each year.

Financial Operations Overview

Revenues

We have not generated any revenues from sales of commercial products since our inception. We received contract revenue from Bristol-Myers Squibb Company, or BMS through the end of September 2005. On March 29, 2005, BMS provided notice of termination of the collaboration agreement and, as a result, the collaboration terminated on September 28, 2005. We do not expect any future revenues related to this collaboration.

Research and Development Expenses

During the three and nine months ended September 30, 2005, we incurred research and development expenses for NF-kB Decoy of $2.8 million and $13.9 million, respectively. During the three and nine months ended September 30, 2005, we also incurred $3.7 million and $19.4 million respectively in non-NF-kB Decoy related research and development expenses. In October 2003, we entered into our collaboration agreement with BMS, under which BMS was obligated to fund a majority of the ongoing costs of developing E2F Decoy. During the three and nine months ended September 30, 2005, we recorded $29,000 and $4.7 million, respectively, in reimbursable expenses due from BMS, as contract revenue, related party.

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

We received $25.0 million from BMS in non-refundable up-front fees in consideration for license and distribution rights of E2F Decoy. In determining the term of performance obligation, we took into account the estimated period to complete clinical trials and receive regulatory approvals for commercialization of E2F Decoy based upon the most recent development plans. On March 29, 2005, BMS provided notice of termination of the collaboration agreement and, as a result, the collaboration terminated on September 28, 2005. For the three months ended September 30, 2005, we recognized the remaining deferred revenue of approximately $6.7 million under this agreement. We expect no future revenues related to this collaboration.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB No. 25. The information regarding net loss as required by SFAS No. 123, presented in our financial statements, has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The resulting effect on net loss pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future years, since future years are likely to include additional grants and the irregular impact of future years’ vesting.

Stock compensation expense, which is a non-cash charge, results from stock option grants at exercise prices below the deemed fair value of the underlying common stock and from grants of restricted stock. Stock compensation is amortized on a straight-line basis over the vesting period of the underlying option, generally four years. From inception through September 30, 2005, we recorded deferred stock compensation expense, net of cancellations, of $20.3 million which is amortized over the vesting period of the options using the straight line method. As of September 30, 2005, we had a total of $9.0 million remaining to be amortized.

The total unamortized deferred stock compensation recorded for all option grants through September 30, 2005, is expected to be amortized as follows: $1.3 million during the remainder of the year ending December 31, 2005, $4.3 million during the year ending December 31, 2006, and $3.4 million during the year ending December 31, 2007.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Contract Revenue, Related Party. Contract revenue, related party decreased to $6.7 million for the three months ended September 30, 2005 from $9.3 million for the three months ended September 30, 2004. The decrease of $2.6 million in revenue was primarily attributable to the lower reimbursement by BMS of $7.4 million in expenses associated with E2F Decoy research and development offset by the higher recognition of approximately $4.8 million of deferred revenue from BMS. On March 29, 2005 BMS provided notice of termination of its collaboration agreement with us. As the agreement provided for a six-month period prior to the effective termination of the collaboration agreement, we revised the estimated period for the performance obligation and started to recognize deferred revenue from March 29, 2005 ratably as revenue through September 28, 2005. As a result of that change in estimate, we recognized approximately $4.8 million more in deferred revenue in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. All deferred revenues related to the BMS upfront collaboration payment has been recognized through September 30, 2005.

Research and Development Expenses. Research and development expenses decreased to $6.5 million for the three months ended September 30, 2005 from $18.2 million for the three months ended September 30, 2004. The decrease in research and development of $11.7 million was primarily the result of an increase of $900,000 in expenses in NF-kB Decoy development costs, offset by a reduction of $10.5 million and $2.1 million in E2F Decoy development and other diseases research, respectively. We anticipate that research and development expenses will continue to decrease through the end of 2005 due to lower research, clinical and manufacturing costs.

General and Administrative Expenses. General and administrative expenses decreased to $3.7 million for the three months ended September 30, 2005 from $4.1 million for the three months ended September 30, 2004. The decrease of $400,000 was primarily attributable to lower payroll and non-cash stock compensation expenses. We expect our general and administrative expenses to remain relatively constant through the end of 2005.

Interest and Other Income. Interest and other income increased to $711,000 for the three months ended September 30, 2005 from $565,000 for the three months ended September 30, 2004 as a result of higher interest rates.

Interest and Other Expense. Interest and other expense decreased to $8,000 for the three months ended September 30, 2005 from $19,000 for the three months ended September 30, 2004. Interest expense decreased due to a lower average balance on our equipment line of credit.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Contract Revenue, Related Party. Contract revenue, related party decreased to $20.3 million for the nine months ended September 30, 2005 from $27.7 million for the nine months ended September 30, 2004. The decrease of $7.4 million in revenue was primarily attributable to the lower reimbursement by BMS of $17.1 million in expenses associated with E2F Decoy research and development offset by the higher recognition of approximately $9.7 million of deferred revenue from BMS. On March 29, 2005 BMS provided notice of termination of its collaboration agreement with us. As the agreement provided for a six-month period prior to the effective termination of the collaboration agreement, we revised the estimated period for the performance obligation and started to recognize the remaining deferred revenue from March 29, 2005 ratably as revenue through September 28, 2005. As a result of that change in estimate, we recognized approximately $9.7 million more in deferred revenue in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. All deferred revenue related to the BMS upfront collaboration payment has been recognized through September 30, 2005.

Research and Development Expenses. Research and development expenses decreased to $33.3 million for the nine months ended September 30, 2005 from $46.8 million for the nine months ended September 30, 2004. The decrease in research and development of $13.5 million was primarily the result of an increase of $10.9 million in expenses associated with the expansion of our research pipeline in inflammatory disease, cancer and other diseases, offset by a reduction of $24.4 million in E2F Decoy development costs.

General and Administrative Expenses. General and administrative expenses increased to $11.3 million for the nine months ended September 30, 2005 from $9.9 million for the nine months ended September 30, 2004. The increase of $1.4 million was primarily attributable to higher payroll and non-cash stock compensation expenses.

Interest and Other Income. Interest and other income increased to $1.9 million for the nine months ended September 30, 2005 from $1.3 million for the nine months ended September 30, 2004 as a result of higher interest rates.

Interest and Other Expense. Interest and other expense decreased to $36,000 for the nine months ended September 30, 2005 from $91,000 for the nine months ended September 30, 2004. Interest expense decreased due to a lower average balance on our equipment line of credit.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations primarily through the issuance of equity securities, capital equipment financing and payments from BMS pursuant to our collaboration. At September 30, 2005, we had $89.4 million in cash, cash equivalents and short-term investments and had $505,000 of restricted cash pledged as collateral for letters of credit for our leased facilities. The restricted cash is not considered a current source of additional liquidity. We believed that our available cash, cash equivalents and short-term investments, and our reduced operating cash usage will be sufficient to fund anticipated levels of operations well into 2007, including consummation of the merger.

Pursuant to our collaboration agreement, BMS agreed to fund a majority of ongoing development costs incurred towards the development of E2F Decoy for the prevention of bypass graft failure and prevention of AV graft failure. On March 29, 2005, BMS provided notice of termination of the collaboration. Consistent with the agreement, BMS continued to fund a majority of the remaining E2F Decoy development costs, which consisted mostly of exit costs, for six months through September 28, 2005. We do not expect any future revenues related to this collaboration agreement. On April 19, 2005, we announced a reduction in our workforce of approximately 45 percent which we believe will result in a decrease in our cash used in operation in the future.

Cash Flows

Net cash used in operating activities was $26.0 million and $24.4 million for the nine months ended September 30, 2005 and 2004, respectively. The increase of cash used in operations of $1.6 million was primarily due to the decrease in net loss, receipt of funds pertaining to the contract receivable with BMS and a decrease in prepaid expenses and other current assets, offset by the decrease in account payable, other accrued liabilities and deferred revenue. The $15.6 million decrease in deferred revenue is due to the acceleration of the amortization period due to the termination of the BMS collaboration agreement effective September 28, 2005.

Net cash provided by/used in investing activities was cash provided by of $29.9 million for the nine months ended September 30, 2005 compared to cash used in investment activities of $119.3 million for the nine months ended September 30, 2004. The change in net cash from investing activities of $149.2 million was primarily due to a net decrease in purchases of short-term investments of $148.1 million.

Net cash provided by financing activities was $315,000 and $102.2 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease in net cash provided by financing activities of $101.9 million was primarily due to the completion of our initial public offering in February 2004.

Credit Facility

In February 2003, we entered into an equipment line of credit with GE Capital Corporation providing funding of up to $1.5 million. At September 30, 2005, we had drawn down $1.4 million on the line of credit. Amounts under the line of credit are secured by the equipment purchased. At September 30, 2005, we owed $277,000 in principal on the line of credit.

Operating Capital and Capital Expenditure Requirements

We expect to devote substantial resources to continue our research and development efforts for our future products and do not currently generate any revenue. We believe that the key factors that will affect our internal and external sources of cash are:

•	the success of our other clinical and preclinical development programs;

•	the receptivity of the capital markets to financings by biotechnology companies; and

•	our ability to enter into both in-licensing or out-licensing collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.

If our available cash, cash equivalents and short-term investments are insufficient to satisfy our liquidity requirements or if we develop or acquire additional product candidates or if the merger with AlgoRx is consummated, we may need to raise additional external funds through the sale of additional equity or debt securities. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Contractual Obligations

Our outstanding contractual obligations relate to our equipment debt financings and facilities leases. Our contractual obligations as of September 30, 2005 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Equipment financing	$0.3	$0.3	$—	$—	$—
Operating leases	4.0	2.3	1.7	—	—

Total contractual cash obligations	$4.3	$2.6	$1.7	$—	$—

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

We have also entered into letters of credit totaling $480,000 securing our operating lease obligations, which is included in our restricted cash balance at September 30, 2005.

BUSINESS RISKS

Risks Relating to Our Business

We will depend heavily on the success of our lead product candidate, NF-kB Decoy, which is in clinical development. If we are unable to complete Phase 1/2 clinical trials or NF-kB Decoy proves to be unsafe, our business may suffer.

The commercial success of NF-kB Decoy will depend upon successful completion of all required clinical trials, manufacturing supplies for clinical testing and commercialization, obtaining marketing approval, successfully launching the product, positive post-marketing safety surveillance of the product and acceptance of the product by the medical community and third-party payors as clinically useful, cost-effective and safe. If the data from our Phase 1/2 clinical trial in eczema are not satisfactory, we may discontinue the development of NF-kB Decoy.

We have limited manufacturing capabilities and manufacturing personnel and expect to depend on third-party manufacturing.

We have limited personnel with experience in, and we do not own facilities for, manufacturing any clinical or commercial products. We must rely on third parties to supply us with NF-kB Decoy for our clinical trials. We do not have agreements with third parties which obligate them to provide us with any products. There are a limited number of manufactures that are capable of manufacturing the active ingredients of TF decoys and are willing to do so. We may not be able to obtain manufacturers in a timely manner, if at all, to meet our requirements for clinical trials and, subject to receipt of regulatory approvals, commercial sale. We also depend on third-party contract laboratories to perform quality control testing of TF decoys.

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

If our preclinical tests or clinical trials with respect to our TF decoys or aptamers do not meet safety or efficacy endpoints in these evaluations, or if we experience significant delays in these tests or trials, our ability to commercialize products and our financial position will be impaired.

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

We do not have any products approved for marketing. We have a limited history of operations and we have incurred net losses since our inception. As of September 30, 2005, we had an accumulated deficit of approximately $164.1 million. We expect to incur substantial net losses to further develop and commercialize TF decoys and do not know whether or when we will become profitable and may not be able to sustain our operations.

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

We will require substantial funds to conduct development, including preclinical testing and clinical trials of our potential products including NF-kB Decoy. We expect to incur significant spending as we expand our development programs and pre-commercialization activities and our future capital requirements will depend on many factors, including:

•	the scope and results of our NF-kB Decoy clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for NF-kB Decoy and other future TF decoys;

•	the cost of TF decoys manufacturing activities;

•	the cost of TF decoys pre-commercialization activities;

•	the cost of research related to our program developing aptamers for treating hospital-based infections; And

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including any litigation costs and the results of such litigation.

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

Our strategy to develop, manufacture and commercialize our products may include entering into various relationships with pharmaceutical companies with respect to some programs to advance such programs and reduce our expenditures on such programs. To date, we have entered into one collaboration agreement regarding E2F Decoy. On March 29, 2005, Bristol-Myers Squibb Company provided notice of termination of our collaboration agreement to develop and commercialize E2F Decoy. On March 30, 2005, we announced that we had decided to terminate any further development of E2F Decoy. Our other product candidates, including NF-kB Decoy, will target highly competitive therapeutic markets in which we have limited experience and expertise. If we are unable to develop this expertise ourselves, we will need to enter into agreements with a biotechnology or pharmaceutical company to provide us with the necessary resources and experience for the development and commercialization of products in these markets. There are a limited number of companies with the resources necessary to develop our future products commercially, and we may be unable to attract any of these firms. A company that has entered into a collaboration agreement with one of our competitors may choose not to enter into a collaboration agreement with us. We may not be able to negotiate any collaboration on acceptable terms or at all. If we are not able to establish collaborative arrangements, we may have to reduce or delay further development of some of our programs and/or increase our expenditures and undertake the development activities at our own expense. If we elect to increase our expenditures to fund our development programs, we will need to obtain additional capital, which may not be available on acceptable terms or at all.

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

We are highly dependent on our chief executive officer, John P. McLaughlin and other officers and key employees. Due to the specialized knowledge each of our officers and key employees possesses with respect to TF decoys and our operations, the loss of service of any of our officers or key employees could delay or prevent the successful enrollment and completion of our clinical trials or the commercialization of TF decoys. We do not carry key man life insurance on our officers or key employees except for Mr. McLaughlin.

We have employment agreements with Mr. McLaughlin, Richard P. Powers, our vice president and chief financial officer, and James Z. Huang, our president. Each of our officers and key employees may terminate their employment without notice and without cause or good reason.

In addition, our growth will require hiring a significant number of qualified scientific, regulatory, manufacturing, commercial and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. Our offices are located in the San Francisco Bay Area, where competition for personnel with biopharmaceutical skills is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

As a result of the reduction in force we announced on April 19, 2005, we may be unable to retain employees and experience significant delays in recruiting new employees in the future.

We announced on April 19, 2005 a plan to reduce our workforce by 45%, which left us with a post reduction workforce of 72 employees at June 30, 2005. As of September 30, 2005, we had 71 employees. We may experience a further reduction in force due to voluntary employee terminations or may experience difficulty recruiting new employees to further the research, development and commercialization of our future drug candidates, including NF-kB Decoy. There can be no assurance that our current and planned personnel will be adequate to support such activities. If we are unable to manage any necessary growth effectively, our business could be harmed.

Risks Relating to Our Intellectual Property

If we are unable to obtain and maintain protection for the intellectual property incorporated into our products, the value of our technology and products will be adversely affected.

Our success will depend in large part on our ability or the ability of our licensors to obtain and maintain protection in the United States and other countries for the intellectual property incorporated into our products. As of September 30, 2005, we had 43 issued United States and foreign patents and 62 pending United States and foreign patent applications. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions. Neither we nor our licensors may be able to obtain additional issued patents relating to our technology. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of the term of patent protection we may have for our products. In addition, our patents and our licensors’ patents may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

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

We hold a license from The Brigham and Women’s Hospital, Inc. for patents, patent applications and know-how covering our transcription factor decoy technology generally and NF-kB Decoy specifically. This license agreement imposes various diligence, commercialization, sublicensing, royalty, insurance, and other obligations on us. If we fail to comply with the obligations in the license agreement, the licensor may have the right to terminate the license and we may not be able to market products that were covered by the license including NF-kB Decoy. To date, we have met all of our obligations under this agreement.

RISKS RELATING TO OUR COMMON STOCK

Anti-takeover defenses that we have in place could prevent or frustrate attempts by stockholders to change the direction or management of the company.

Provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may make it more difficult for or prevent a third-party from acquiring control of us without the approval of our board of directors. These provisions:

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

These provisions may have the effect of entrenching our management team and may deprive the stockholders of the opportunity to sell their shares to potential acquirors at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence.

Our (a) executive officers and (b) directors and principal stockholders, together with their affiliates, as of September 30, 2005 beneficially owned approximately 9.5 percent and 42.6 percent of our voting stock, respectively, including shares subject to outstanding options. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. These stockholders will likely be able to determine the composition of our board of directors, possess the voting power to approve all matters requiring stockholder approval, and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

If our stock price is volatile, purchasers of our common stock could incur substantial losses.

Our stock price is volatile and our closing stock price has changed during the nine months ended September 30, 2005 from a highest close of $2.86 per share to a lowest close of $2.14 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common stock may be influenced by many factors, including:

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

RISKS RELATING TO OUR INDUSTRY

If our third-party manufacturers’ facilities do not follow current good manufacturing practices, our product development and commercialization efforts may be harmed.

There are a limited number of manufacturers that operate under the FDA’s and European Union’s good manufacturing practices regulations and are capable of manufacturing products. Third-party manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. A failure of third-party manufacturers to follow current good manufacturing practices or other regulatory requirements and to document their adherence to such practices may lead to significant delays in the availability of products for commercial use or clinical study, the termination of, or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products. In addition we could be subject to sanctions being imposed on us, including fines, injunctions and civil penalties. Changing manufacturers may require revalidation of the manufacturing process and procedures in accordance with FDA mandated current good manufacturing practices and will require FDA approval. This revalidation may be costly and time consuming. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development or marketing of our products.

If we fail to obtain an adequate level of reimbursement for our products by third-party payors, there may be no commercially viable markets for our products or the markets may be much smaller than expected.

The availability and levels of reimbursement by governmental and other third-party payors affect the market for our products. The efficacy, safety and cost-effectiveness of our products as well as the efficacy, safety and cost-effectiveness of any competing products will determine the availability and level of reimbursement. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products to other available therapies. If reimbursement for our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our revenues would be reduced.

Another development that may affect the pricing of drugs is regulatory action regarding drug reimportation into the United States. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, which became law in December 2003, requires the Secretary of the U.S. Department of Health and Human Services to promulgate regulations allowing drug reimportation from Canada into the United States under certain circumstances. These provisions will become effective only if the Secretary certifies that such imports will pose no additional risk to the public’s health and safety and result in significant cost savings to consumers. To date, the Secretary has made no such finding, but he could do so in the future. Proponents of drug reimportation may also attempt to pass legislation that would remove the requirement for the Secretary’s certification or allow reimportation under circumstances beyond those anticipated under current law. If legislation is enacted, or regulations issued, allowing the reimportation of drugs, it could decrease the reimbursement we would receive for any products that we may commercialize, negatively affecting our anticipated revenues and prospects for profitability.

If third-party clinical research organizations do not perform in an acceptable and timely manner, our clinical trials could be delayed or unsuccessful.

We do not have the ability to conduct all of our clinical trials independently. We rely on clinical investigators, third-party clinical research organizations and consultants to perform substantially all of these functions. If we cannot locate acceptable contractors to run our clinical trials or enter into favorable agreements with them, or if these third parties do not successfully carry out their contractual duties, satisfy FDA requirements for the conduct of clinical trials or meet expected deadlines, we will be unable to obtain required approvals and will be unable to commercialize our products on a timely basis, if at all. Corgentech’s agreements are generally cancelable by either party with 30 to 90 days agreement, with or without cause.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system in ways that could impact upon our ability to sell our products profitably. In the United States in recent years, new legislation has been enacted at the federal and state levels that would effect major changes in the healthcare system, either nationally or at the state level. These new laws include a prescription drug benefit for Medicare beneficiaries and certain changes in Medicare reimbursement. Given the recent enactment of these laws, it is still too early to determine its impact on the pharmaceutical industry and our business. Further federal and state proposals are likely. More recently, administrative proposals are pending and others have become effective that would change the method for calculating the reimbursement of certain drugs. The adoption of these proposals and potential adoption of pending proposals may affect our ability to raise capital, obtain additional collaborators or market our products. Such proposals may reduce our revenues, increase our expenses or limit the markets for our products. In particular, we expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

We may incur substantial costs enforcing our patents, defending against third-party patents, invalidating third-party patents or licensing third-party intellectual property, as a result of litigation or other proceedings relating to patent and other intellectual property rights.

We may not have rights under some patents or patent applications that would be infringed by technologies that we use in our research, drug targets that we select, or product candidates that we seek to develop and commercialize. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. We or our collaborators therefore may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations, as a result of patent infringement claims, which could harm our business.

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

If we are unable to protect our intellectual property rights, our competitors may develop and market products with similar features that may reduce demand for our potential products.

The following factors are important to our success:

•	receiving patent protection for our product candidates;

•	preventing others from infringing our intellectual property rights; and

•	maintaining our patent rights and trade secrets.

We will be able to protect our intellectual property rights in patents and trade secrets from unauthorized use by third parties only to the extent that such intellectual property rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

To date, we have sought to protect its proprietary position by filing U.S. and foreign patent applications related to our important proprietary technology, inventions and improvements. Because the patent position of pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office and foreign patents may be subject to opposition or comparable proceedings in corresponding foreign patent offices, which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Thus, any patents that we own or license from others may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent rights sought by us, which in turn could affect our ability to market a potential product to which that patent filing was directed. Our pending patent applications, those that we may file in the future, or those that we may license from third parties may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. We rely on third-party payment services for the payment of foreign patent annuities and other fees. Non-payment or delay in payment of such fees, whether intentional or unintentional, may result in loss of patents or patent rights important to our business. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. For example, compulsory licenses may be required in cases where the patent owner has failed to “work” the invention in that country, or the third-party has patented improvements. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection which makes it difficult to stop infringement.

In addition, our ability to enforce our patent rights depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise the compounds that are used in their products. Any litigation to enforce or defend our patent rights, even if we prevail, could be costly and time-consuming and would divert the attention of management and key personnel from business operations.

We have also relied on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We have sought to protect this information by entering into confidentiality agreements with parties that have access to it, such as strategic partners, collaborators, employees and consultants. Any of these parties may breach these agreements and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent was to be disclosed to or independently developed by a competitor, our business, financial condition and results of operations could be materially adversely affected.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize certain product candidates, which would adversely affect commercial development efforts.

Changes in, or interpretations of, accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.

Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, expenses, accounting for stock options and in-process research and development costs are subject to further review, interpretation and guidance from relevant accounting authorities, including the Securities and Exchange Commission. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this joint proxy statement/prospectus. Historically, we have not been required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. The Financial Accounting Standards Board issued in December 2004 Statement of Accounting Standards No. 123R which will require us to record expense for the fair value of stock options granted and purchases under employee stock purchase plans in the first annual period beginning after June 15, 2005. When we changed our accounting policy to record expense for the fair value of stock options granted and shares purchased, our operating expenses increased. We rely heavily on stock options to motivate existing employees and attract new employees. When we are required to expense stock options, we may choose to reduce our reliance on stock options as a motivation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. If we do not reduce our reliance on stock options, our reported losses will increase.

RISKS RELATING TO THE MERGER WITH ALGORX

If we are not successful in integrating our organizations, we may not be able to operate efficiently after the merger.

Achieving the benefits of the merger will depend in part on the successful integration of Corgentech’s and AlgoRx’s operations and personnel in a timely and efficient manner. The integration process requires coordination of different development, regulatory, manufacturing and commercial teams, and involves the integration of systems, applications, policies, procedures, business processes and operations. This may difficult and unpredictable because of possible cultural conflicts and different opinions on scientific and regulatory matters. If we cannot successfully integrate our operations and personnel, we may not realize the expected benefits of the merger.

Integrating our companies may divert management’s attention away from our operations.

Successful integration of Corgentech’s and AlgoRx’s operations, products and personnel may place a significant burden on our management and our internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could result in delays in the companies’ clinical trial programs and could otherwise harm our business, financial condition and operating results.

We expect to incur significant costs integrating the companies into a single business.

We expect to incur significant costs integrating Corgentech’s and AlgoRx’s operations, products and personnel. These costs may include costs for:

•	employee redeployment, relocation or severance;

•	conversion of information systems;

•	combining development, regulatory, manufacturing and commercial teams and processes;

•	reorganization of facilities; and

•	relocation or disposition of excess equipment.

If we fail to retain key employees, the benefits of the merger could be diminished.

The successful combination of Corgentech and AlgoRx will depend in part on the retention of key personnel. There can be no assurance that Corgentech will be able to retain its or AlgoRx’s key management and scientific personnel. If we fail to retain such key employees, we may not realize the anticipated benefits of the merger.

If the one or more of the products in the merged company cannot be shown to be safe and effective in clinical trials, is not approvable or not commercially successful, then the benefits of the merger may not be realized.

The combined company will have three products in the clinic and a fourth scheduled to enter clinical testing in 2006. All of these products must be rigorously tested in clinical trials, and shown to be safe and effective before the U.S. Food and Drug Administration, or its foreign counterparts, will consider them for approval. Failure to demonstrate that one or more of the products is safe and effective, or significant delays in demonstrating safety and efficacy, could diminish the benefits of the merger. All of these products must be approved by a government authority such as the U.S. Food and Drug Administration before they can be commercialized. Failure of one or more of the products to obtain such approval, or significant delays in obtaining such approval, could diminish the benefits of the merger. Once approved for sale, the products must be successfully commercialized. Failure to commercialize successfully one or more of the products could diminish the benefits of the merger.

Failure to complete the merger could adversely affect Corgentech’s stock price and Corgentech’s future business and operations.

The merger is subject to the satisfaction of closing conditions, including the approval by both Corgentech and AlgoRx stockholders, and neither Corgentech nor AlgoRx can assure the stockholders that the merger will be successfully completed. In the event that the merger is not consummated, Corgentech may be subject to many risks, including the costs related to the merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed, or the payment of a termination fee under certain circumstances. If the merger is not consummated, the market price of Corgentech common stock could decline.

Completion of the merger may result in dilution of future earnings per share to the stockholders of Corgentech.

The completion of the merger may result in greater net losses or a weaker financial condition compared to that which would have been achieved by either Corgentech or AlgoRx on a stand-alone basis. The merger could fail to produce the benefits that the companies anticipate, or could have other adverse effects that the companies currently do not foresee. In addition, some of the assumptions that either company has made, such as the achievement of operating synergies, may not be realized. In this event, the merger could result in a greater losses as compared to the losses that would have been incurred by Corgentech if the merger had not occurred.

The costs associated with the merger are difficult to estimate, may be higher than expected and may harm the financial results of the combined company.

Corgentech and AlgoRx estimate that they will incur aggregate direct merger costs of approximately $4.2 million associated with the merger, and additional costs associated with the consolidation and integration of operations, which cannot be estimated accurately at this time. If the total costs of the merger exceed our estimates or the benefits of the merger do not exceed the total costs of the merger, the financial results of the combined company could be adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1 percent, from September 30, 2005 levels, the fair value of our portfolio would decline by approximately $140,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of September 30, 2005, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity

During the three months ended September 30, 2005, we repurchased 15,491 shares of our common stock from three employees at a weighted average price of $1.20 per share pursuant to our right to repurchase upon such employees’ termination of employment.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number		Description of Document

1.1	(1)	Agreement and Plan of Merger among Corgentech Inc., Element Acquisition Corp. and AlgoRx Pharmaceuticals, Inc. dated September 23, 2005.

31.1		Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2		Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as the like numbered exhibit to our Current Report on Form 8-K, dated September 23, 2005, and filed on September 26, 2005, and incorporated herein by reference.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Corgentech Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2005

Corgentech Inc.

/s/ John P. McLaughlin
John P. McLaughlin
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard Powers
Richard P. Powers
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number		Description of Document
1.1	(1)	Agreement and Plan of Merger among Corgentech Inc., Element Acquisition Corp. and AlgoRx Pharmaceuticals, Inc. dated September 23, 2005.

31.1		Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2		Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as the like numbered exhibit to our Current Report on Form 8-K, dated September 23, 2005, and filed on September 26, 2005, and incorporated herein by reference.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Corgentech Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.