Form 10-K/A
period 2004-12-31
CORGENTECH INC
filed 2005-11-15
CIK 1131517

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

Common Stock $.001 Par Value Per Share

(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐    No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the common stock listed on the Nasdaq National Market on June 30, 2004 was $166,641,209, based on a closing price of $16.12 per share, excluding 17,390,539 shares of the Registrant’s common stock held by current executive officers, directors and stockholders whose ownership exceeds 5 percent of the common stock outstanding as of such date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The total number of shares outstanding of the Registrant’s common stock as of February 28, 2005 was 28,080,033.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, to be filed with the Commission pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K/A.

Certain exhibits are incorporated herein by reference into Part IV of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A amends our Annual Report on Form 10-K to refile Exhibit 10.37—Manufacturing Agreement, dated December 27, 2004 with Avecia Limited in unredacted form.

		Page

PART IV
Item 15.	Exhibits and Financial Statement Schedules	4
	Signatures	5

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A:

Page
4.	Exhibits—See Exhibit Index	6

(b)	Exhibits

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2005.

Corgentech Inc.

By:	/s/ JOHN P. MCLAUGHLIN
John P. McLaughlin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. MCLAUGHLIN John P. McLaughlin	Chief Executive Officer and Director (Principal Executive Officer)	November 15, 2005

/s/ RICHARD P. POWERS Richard P. Powers	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 15, 2005

/s/ RODNEY A. FERGUSON* Rodney A. Ferguson, Ph.D.	Chairman of the Board	November 15, 2005

/s/ RICHARD B. BREWER* Richard B. Brewer	Director	November 15, 2005

/s/ THOMAS J. COLLIGAN* Thomas J. Colligan	Director	November 15, 2005

/s/ VICTOR J. DZAU* Victor J. Dzau, M.D.	Director	November 15, 2005

/s/ DANIEL S. JANNEY* Daniel S. Janney	Director	November 15, 2005

/s/ MICHAEL B. SWEENEY* Michael B. Sweeney	Director	November 15, 2005

*By:	/s/ JOHN P. MCLAUGHLIN John P. McLaughlin Attorney-in-Fact

Exhibit Index

Exhibit Number		Description of Document
3.1	(1)	Restated Certificate of Incorporation.

3.2	(2)	Restated Bylaws.

4.1		Reference is made to Exhibits 3.1 through 3.2.

4.2	(3)	Specimen stock certificate.

10.1	(3)	2003 Equity Incentive Plan.

10.2	(3)	2003 Non-Employee Directors’ Stock Option Plan.

10.3	(3)	2003 Employee Stock Purchase Plan.

10.4	(3)	Lease Agreement, dated March 16, 2000, between Gateway Center, LLC and Corgentech Inc.

10.5	(3)	Sublease, dated March 11, 2002, between Michael Gurfinkel and Corgentech Inc.

10.6	(3)	Sublease, dated May 15, 2003, between Coulter Pharmaceuticals, Inc. and Corgentech Inc.

10.7	(3)	Lease, dated November 7, 1997, between Coulter Pharmaceuticals, Inc. and HMS Gateway Office L.P., as amended by the First Amendment to Lease Agreement, dated November 10, 1998, and Second Amendment to Lease Agreement, dated May 19, 2000.

10.8	(3)†	Restated and Amended Exclusive License Agreement, dated May 15, 2003, between The Board of Trustees of the Leland Stanford Junior University and Corgentech Inc.

10.9	(3)†	Restated and Amended License Agreement, dated October 1, 2003, between The Brigham and Women’s Hospital, Inc. and Corgentech Inc.

10.10	(3)†	Collaboration Agreement, dated October 10, 2003, between Bristol-Myers Squibb Company and Corgentech Inc.

10.11	(3)	Master Security Agreement, dated February 3, 2003, between GE Capital Corporation and Corgentech Inc., as amended.

10.12	(3)	Amended and Restated Investor Rights Agreement, dated October 10, 2003.

10.13	(3)	Form of Indemnity Agreement.

10.14	(3)	Employment Letter, dated November 29, 1999, with John P. McLaughlin.

10.15	(3)	Promissory Note, dated January 19, 2000, issued by John P. McLaughlin to Corgentech Inc.

10.16	(3)	Stock Pledge Agreement, dated March 2, 2000, with John P. McLaughlin.

10.17	(3)	Termination of Preemptive Rights and Registration Rights Agreement, dated May 17, 2002, between John P. McLaughlin and Corgentech Inc.

10.18	(3)	Employment Letter, dated August 18, 2000, with Leslie M. McEvoy.

10.19	(3)	Promissory Note, dated June 28, 2001, issued by Leslie M. McEvoy to Corgentech Inc.

10.20	(3)	Promissory Note, dated August 24, 2001, issued by Leslie M. McEvoy to Corgentech Inc.

10.21	(3)	Letter Agreement, dated June 30, 2001, with Leslie M. McEvoy.

10.22	(3)	Letter Agreement, dated August 24, 2001, with Leslie M. McEvoy.

10.23	(3)	Stock Pledge Agreement, dated August 28, 2001, with Leslie M. McEvoy.

10.24	(3)	Employment Letter, dated October 18, 2001, with Richard P. Powers.

10.25	(3)	Promissory Note, dated December 20, 2001, issued by Richard P. Powers to Corgentech Inc.

10.26	(3)	Stock Pledge Agreement, dated December 20, 2001, with Richard P. Powers.

10.27	(3)	Employment Letter, dated February 1, 2001, with Todd J. Lorenz.

Exhibit Number		Description of Document

10.28	(3)	Employment Letter, dated July 2, 2002, with James Z. Huang.

10.29	(3)	Letter Agreement, dated October 11, 2002, with James Z. Huang.

10.30	(3)	Promissory Note, dated October 11, 2002, issued by James Z. Huang to Corgentech Inc.

10.31	(3)	Stock Pledge Agreement, dated October 11, 2002, with James Z Huang.

10.32	(4)	Employment Letter, dated April 30, 2004, with Patrick Broderick.

10.33	(5)	Forms of Notice and Forms of Agreement for Stock Option and Restricted Stock Grants.

10.34	(5)†	Licensing Agreement, dated September 27, 2004, with Cyclacel Limited.

10.35	(6)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2003 Equity Incentive Plan.

10.36	(6)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Equity Incentive Plan.

10.37		Manufacturing Agreement, dated December 27, 2004 with Avecia Limited.

10.38	(6)	Non-employee director cash compensation arrangement.

23.1	(6)	Consent of Independent Registered Public Accounting Firm.

24.1	(6)	Power of Attorney.

31.1		Certification required by Rule 13a-14(a).

31.2		Certification required by Rule 13a-14(a).

32.1	*	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed on December 4, 2003, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed on December 4, 2003, and incorporated herein by reference.
(3)	Filed as the like numbered exhibit to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed on December 4, 2003, and incorporated herein by reference.
(4)	Filed as the like numbered exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.
(5)	Filed as the like numbered exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.
(6)	Filed as the like numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
†	Confidential treatment has been granted for portions of this exhibit.
*	These certifications accompanied the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 24, 2005 and are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Corgentech Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K/A), irrespective of any general incorporation language contained in such filing.