Form 10-Q/A
period 2005-03-31
CORGENTECH INC
filed 2005-11-15
CIK 1131517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends our Quarterly Report on Form 10-Q to refile Exhibit 10.40—Letter Agreement, dated March 4, 2005, between Avecia Limited and Corgentech Inc. and Exhibit 10.41—Letter Agreement, dated March 11, 2005, between Avecia Limited and Corgentech Inc., both in unredacted form.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number		Description of Document
10.39	(1)	Non-employees director cash compensation arrangement.

10.40		Letter Agreement, dated March 4, 2005, between Avecia Limited and Corgentech Inc.

10.41		Letter Agreement, dated March 11, 2005, between Avecia Limited and Corgentech Inc.

31.1		Certification of President and Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2		Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1	*	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as the like numbered exhibit to our Current Report on Form 8-K, dated April 15, 2005, and filed on April 21, 2005, and incorporated herein by reference.
*	These certifications accompanied the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2005 and are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Corgentech Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2005
Corgentech Inc.

/s/ John P. McLaughlin
John P. McLaughlin
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard P. Powers
Richard P. Powers
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number		Description of Document
10.39	(1)	Non-employees director cash compensation arrangement.

10.40		Letter Agreement, dated March 4, 2005, between Avecia Limited and Corgentech Inc.

10.41		Letter Agreement, dated March 11, 2005, between Avecia Limited and Corgentech Inc.

31.1		Certification of President and Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2		Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1	*	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as the like numbered exhibit to our Current Report on Form 8-K, dated April 15, 2005, and filed on April 21, 2005, and incorporated herein by reference.
*	These certifications accompanied the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2005 and are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Corgentech Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.