Form 10-K
period 2005-12-31
CORGENTECH INC
filed 2006-03-30
CIK 1131517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock $.001 Par Value Per Share

(Title of Class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated files, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the common stock listed on the NASDAQ National Market on June 30, 2005 was $31,190,990, based on a closing price of $10.40 per share, excluding 4,002,247 shares of the Registrant’s common stock held by current executive officers, directors and stockholders whose ownership exceeds 5 percent of the common stock outstanding as of such date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The total number of shares outstanding of the Registrant’s common stock as of February 28, 2006 was 20,095,695.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, to be filed with the Commission pursuant to Regulation 14A in connection with the 2006 Annual Meeting of Stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

Certain exhibits are incorporated herein by reference into Part IV of this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including particularly the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of these terms or other comparable terminology. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10-K is filed with the Securities and Exchange Commission.

Item 1. Business

Merger with AlgoRx Pharmaceuticals, Inc.

On December 15, 2005, Corgentech Inc. completed a merger with AlgoRx Pharmaceuticals, Inc., a privately-held company, pursuant to which AlgoRx became a wholly-owned subsidiary of Corgentech. As AlgoRx’s stockholders, a warrantholder and the designated beneficiaries of the AlgoRx 2005 Retention Bonus Plan received approximately 62% of the fully-diluted shares of the combined company immediately following consummation of the merger, AlgoRx is deemed to be the acquiring company for accounting purposes. Corgentech issued 13.1 million post-split shares of Corgentech common stock in the merger. In connection with the merger, Corgentech also effected a one-for-four reverse stock split effective on December 15, 2005. Except where otherwise noted, all references to Corgentech, we, our and us in this Annual Report on Form 10-K refer to the combined company.

Overview

Corgentech Inc. is a biopharmaceutical company focused on the development and commercialization of novel therapeutic treatments for pain management and inflammation. In December 2005, we completed a merger with AlgoRx Pharmaceuticals, Inc., creating a late-stage company with four products in our combined pipeline.

•	3268, a fast-acting local anesthetic, has successfully completed two Phase 3 trials and we anticipate filing a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for 3268 in mid-2006.

•	4975, a long-acting anesthetic, is being developed for site-specific, moderate to severe pain, and completed and is being studied in multiple Phase 2 trials in post-surgical, neuropathic and musculoskeletal pain.

•	Avrina™, which demonstrated a highly potent inhibition of atopic dermatitis in preclinical studies, completed two Phase 1/2 clinical trials for the treatment of eczema.

•	1207 is a new class of anesthetic that is long lasting and rapidly working in preclinical models and is expected to enter the clinic in 2006.

Each of our product candidates employs a different mechanism of action. 3268 is comprised of microcrystals of lidocaine delivered into the skin by compressed gas. 3268 employs a proprietary needle-free dispenser. 4975 is a novel non-opioid drug candidate that is a VR1 agonist based on the compound capsaicin which provides analgesia relief for between two and three months. Avrina is a highly selective and potent inhibitor of the transcription factor, NF-KB, which is implicated in inflammatory diseases such as eczema, asthma and inflammatory bowel disease, or IBD. 1207 is undergoing preclinical development as a topical local anesthetic and acts by binding to the fast sodium channel. We have retained the commercialization rights to all of our product candidates.

Pain Management Market

Pain is a worldwide problem with serious health and economic consequences. The medical effort to treat pain, known as pain management, addresses a large and under-served market. Pain in the hospital is associated with increased length of stay, longer recovery times and poorer patient outcomes, all of which have health care quality and cost implications. Global Industry Analysts, Inc. estimates that the worldwide prescription market for pain drugs totaled over $28 billion in 2003. In the United States:

•	medical economists estimate that the economic impact of pain is approximately $100 billion annually according to the 1998 “NIH Guide: New Directions in Research;”

•	IMS Health estimates that nearly $18 billion was spent in 2003 on prescription pain drugs;

•	approximately 25 million Americans experience acute pain each year due to injury or surgery, according to the American Pain Society, as published in 2003 by Medtech Insight; and

•	approximately 48 million Americans suffer chronic pain, according to the National Pain Survey published in 1999 by Ortho-McNeil Pharmaceutical, Inc.

According to a 2004 Global Strategic Business Report by Global Industry Analysts, Inc., the prescription pain management market is anticipated to grow at a compounded annual growth rate of 9 percent through 2010 due to a number of factors, including:

•	a rapidly aging population with an increasing need to address pain-related ailments;

•	longer survival times for patients with painful chronic conditions, such as cancer and AIDS;

•	patients’ increased demand for effective pain relief; and

•	increasing recognition of the therapeutic and economic benefits of effective pain management by physicians, other health care providers and payors.

Analgesic Drugs

Drugs that treat pain are referred to as analgesics, and the type of analgesic selected for treatment depends principally upon the severity of the pain. For mild pain, weak analgesics such as acetaminophen or non-steroidal antiinflammatory drugs, or NSAIDs, such as ibuprofen are used. For moderate pain, NSAIDs, weak opioids such as codeine or short-acting formulations of strong opioids may be used. Severe pain requires strong opioids such as morphine, oxycodone, hydrocodone or fentanyl.

Shortcomings of Current Pain Management

Despite widespread clinical use of drugs for pain, pain management remains less than optimal due to a variety of factors, including:

•	Insufficient efficacy. Opioids, the current standard of care for severe pain originating from a painful stimulus, or nociceptive pain, reduce pain less than 50 percent in a majority of situations. Neuropathic pain is difficult to treat with existing analgesics because of the differing types of nerves and organs involved in, and types of injuries causing, this kind of pain. Neuropathic pain does not respond to treatment with NSAIDs and responds poorly to treatment with opioids at doses that do not impair the ability of patients to live reasonably active lifestyles.

•	Lack of site specificity. Most analgesics, including opioids and NSAIDs, are given orally or by intravenous infusion and thereby subject the patient to high circulating concentrations of drug, even though most types of pain are experienced in discrete parts of the body. Opioids must be given by mouth or infusion because they provide pain relief by acting on nerves all over the body: in the spinal cord, in the brain and at the site of injury. As a consequence, opioids do not provide site-specific pain relief because their action is not targeted specifically to the area of the body that is experiencing pain. Moreover, circulating drugs cause side effects at parts of the body unrelated to the perception of pain. Although there are currently means of delivering site-specific analgesia, such as by injection of short-acting anesthetics into joints such as the ankle or knee, these techniques are reserved to provide relatively short-term anesthesia prior to surgery and are not appropriate for long-term pain relief.

•	Occurrence of side effects. NSAIDs may cause gastrointestinal ulcers, and between 10,000 and 20,000 patients die each year from gastrointestinal bleeding believed to be related to the use of NSAIDs. Use of opioids is associated with nausea and vomiting in many patients. High-dose opioids cause sedation and may also cause respiratory depression, or a decrease in the ability to breathe spontaneously. Opioids used chronically can cause severe constipation that leads many patients to stop using them, and opioids may sometimes cause severe itching. Drugs used to treat neuropathic pain frequently cause sedation and problems with coordination.

•	Need for frequent dosing. Drugs used to treat neuropathic pain require frequent dosing that makes their use inconvenient, often leading to reduced patient compliance.

•	Slow onset-of-action. Local anesthetics that are used prior to procedures involving manipulation of the skin, such as needle-sticks or skin surgery, are typically formulated as patches or creams and have a slow onset of pain relief. This slow onset, as well as poor efficacy, is due to the poor penetration of skin by the anesthetics used in these products.

•	Potential to cause physical dependence. Opioids, when used chronically, can cause physical dependence. Fear of physical dependence often influences clinicians to prescribe less than adequate doses of opioid analgesics. Similar fears lead many patients to refuse opioid analgesics.

Given doctors’ and patients’ desire to achieve adequate control of pain, and the significant shortcomings associated with existing treatments, doctors and patients often struggle to find an appropriate balance between pain relief and adverse side effects. With both over- and under-treatment of pain, patients may be suffering unnecessarily, have poor quality of life and have difficulty meeting their social, familial and work-related commitments.

Corgentech Product Pipeline

Product Candidate	Clinical Indications	Development Status	Corgentech Commercialization Rights

3268	Pain associated with venipuncture and cannulation	Phase 3 trials completed and NDA expected to be filed mid-2006	100% worldwide

4975	Post-surgical, neuropathic and musculoskeletal pain	Multiple Phase 2 trials completed and two Phase 2 trials on-going	100% worldwide

Avrina (NF-KB Decoy)	Atopic dermatitis (eczema)	Two Phase 1/2 eczema trials completed	100% worldwide

1207	Neuropathic pain	Preclinical and expected to enter Phase 1 in the second half of 2006	100% worldwide

3268 for the Reduction of Pain Associated with Venipunctures

The market for pain reduction with venipuncture procedures is an underserved market. Currently, in the largest children’s hospitals and academic institutions in the United States, approximately 18 million venipuncture procedures occur each year. Of these 18 million procedures, topical local anesthetics are used in only 2.1 million of these procedures given that the currently marketed products require up to 60 minutes to offer benefit, compared with 3268 which anesthetizes nerves within approximately one minute. With its fast onset-of-action, additional opportunities exist for 3268 in the adult emergency room setting, hemodialysis and blood donation centers as well as physicians’ offices and clinical laboratories. We believe that this market is highly underserved by existing products and believe that the medical community is interested in reducing the pain associated with venipuncture procedures. In fact, a joint recommendation from the American Academy of Pediatrics and American Pain Society has urged consideration of local anesthetics and strategies to minimize pain and distress for procedures such as blood draws.

3268 represents a near-term product opportunity for which an NDA is expected to be filed in mid-2006. The product is for local analgesia and is aimed at reducing the pain associated with venipunctures and intravenous line placements. 3268 utilizes compressed gas to accelerate lidocaine particles, in powder form, into the epidermis in order to anesthetize nerves. The product, which may be especially useful in pediatric populations and emergency room settings, is easy to use and anesthetizes generally in one minute offering an important advantage over currently available therapies.

Clinical trials of 3268

3268 has been evaluated in Phase 1, 2 and 3 clinical trials in more than 2,200 patients. Two Phase 3 trials were completed in 2005 and demonstrated that 3268 met the primary endpoint in both studies demonstrating statistically significantly less pain compared with the placebo group. The trials had identical clinical protocols, and the first trial, which included 574 patients, was conducted at six U.S. centers while the second trial, which included 535 patients, was conducted at nine U.S. centers. The pediatric patients, aged three to 18 years, were administered either a placebo or 3268 one to three minutes before either venipuncture or intravenous cannulation. The primary endpoint was pain upon needle insertion utilizing the FACES pain scale. Both studies demonstrated that treatment with 3268 statistically significantly reduced pain (p=0.007 and p=0.002) compared with the placebo group. 3268 was well tolerated and there were no significant safety issues.

4975 for the Treatment of Post-surgical, Neuropathic or Musculoskeletal Pain

4975 is our product candidate for the treatment of site-specific moderate to severe pain. These types of pain are poorly treated with existing drugs, many of which have well-documented and severe side effects. We are developing 4975 to treat pain following a variety of surgical procedures, including bunion removal surgery, total knee replacement and abdominal surgeries, such as hernia repair or hysterectomy; to treat trauma-induced neuropathic pain, such as Morton’s neuroma; and to treat pain resulting from musculoskeletal diseases, such as osteoarthritis and tendonitis. During a surgical procedure, 4975 is delivered directly onto the cut surfaces of muscle, bone and connective tissue. For trauma-induced neuropathic pain and pain resulting from musculosketal diseases, it is delivered to the site of pain using a needle and syringe. Prior to injection with 4975, these patients may receive an injection of a local anesthetic to prevent the transient pain experienced upon injection of 4975. We are currently evaluating 4975 in two Phase 2 clinical trials.

4975 is a long acting VR1 anesthetic based on capsaicin. Capsaicin works to relieve pain by causing localized degradation of the C neuron endings, known as VR1 receptor, and is the only analgesic known to relieve pain by this mechanism. When capsaicin binds to and activates the receptor VR1, it degrades the pain-sensing endings of the C neuron, thereby preventing the neuron from transmitting pain signals. Clinical and preclinical studies have demonstrated that following capsaicin treatment, the C neuron terminals usually regenerate over a period of 12 to 16 weeks. This unique action is the basis for what we believe will be 4975’s ability, if approved, to provide meaningful, long-lasting pain relief following a single administration. Since the product is administered locally at the site of pain and selectively reduces pain in nerve endings, it does not affect other nerve fibers important for other sensory or motor skills. As a consequence, 4975 may be a highly specific pain therapeutic that provides long-lasting analgesia.

Opioid drugs, such as morphine, are currently the most commonly used agents to relieve pain in post-surgical, neuropathic and musculoskeletal pain conditions but are associated with significant side effects including respiratory depression, euphoria, and nausea and vomiting during acute use, and constipation and physical dependence during chronic use. In clinical studies to date, 4975 has not demonstrated similar side effects and has been shown to be well tolerated. Additionally, it has been shown that pain in the hospital is associated with increased length of stay, longer recovery times and poorer patient outcomes. By safely decreasing a patient’s level of pain with fewer side effects and associated complications, 4975 may have the potential to reduce length of hospital stay and the need for opioids.

Clinical trials of 4975

4975 has been administered to hundreds of patients to date for the treatment of post-surgical, neuropathic and musculoskeletal pain indications.

4975—Post-surgical Pain

Multiple Phase 1 and Phase 2 clinical trials of 4975 in post-surgical pain indications have been completed. Two Phase 2 trials evaluating patients undergoing bunion removal surgery were completed. The first trial, which treated 40 patients, demonstrated a statistically significant reduction in the use of rescue medication during the first 72 hours following surgery in a subset of patients receiving 4975 with adequate pretreatment as compared to patients receiving placebo. The second trial, which treated 182 patients, demonstrated a statistically significant reduction in the magnitude of pain suffered during the first 32 hours following surgery by those subjects who received the recommended dose of 4975. One Phase 2 clinical trial of 4975 in hernia repair pain, which enrolled 41 patients, was completed in March 2006. While 4975 was well tolerated at all time points during the study, there was no significant difference in pain score in the drug versus control arm because the use of other pain medications effectively reduced the pain.

Two Phase 2 trials evaluating 4975 in post-surgical indications completed enrollment in early 2006, and each enrolled approximately 40 patients who have either undergone cholecystectomy or total knee replacement surgery. The Phase 2 trial in cholecystectomy, or gallbladder removal, was conducted at single clinical site. The Phase 2 trial in total knee replacement patients was conducted at two clinical sites. In these two trials, patients were randomized to receive either 4975 or placebo, which was administered before closure of the surgical wound to reduce post-surgical pain. Clinical data from the two trials are expected to be reported in the second quarter of 2006. The post-surgical indications that have been evaluated are models for joint replacement surgery, which we expect to be the broader target market for 4975 in the category of post-surgical pain.

4975—Neuropathic Pain

A Phase 2 trial evaluating 4975 in trauma-induced neuropathic pain indication of Morton’s neuroma was completed in late 2006. In the 58-patient randomized, double-blind, placebo-controlled clinical trial, conducted at two study centers in the United States, the group consisting of 30 subjects who received 4975 had statistically significant decreases in their foot pain four weeks after the single administration of study drug. The mean baseline pain score (0-10 Numeric Rating Scale) was 5.7 for subjects in each treatment group. Pain scores were reduced at four weeks following the single administration of 4975, with a mean pain score of 2.1 (63 percent reduction in pain) compared to 3.5 (38 percent reduction in pain) in subjects treated with placebo (p=0.0188). Additionally, 4975 was well tolerated and did not demonstrate any significant safety issues. Morton’s neuroma is a painful neuropathic condition of the foot that typically occurs as a result of wearing high narrow shoes, running, or spending considerable time standing each day.

4975—Musculoskeletal Pain

Multiple trials evaluating 4975 in musculoskeletal pain indications have been conducted. A Phase 1 and Phase 2 trial, which treated 28 end-stage osteoarthritis patients across the two trials, demonstrated that 4975 was shown to be safe and well-tolerated. In the Phase 2 trial, which was designed to assess efficacy as well as safety, there was a statistically significant reduction in pain in the 4975-treated group compared with patients who received placebo. Additionally, at all time points, pain was found to have been reduced by approximately 50 to 60 percent in the patients treated with 4975, while pain was not meaningfully reduced in the placebo-treated group. A Phase 2 trial evaluating 4975 to treat mild to moderate osteoarthritis of the knee has been completed. In this trial of 59 patients, the primary endpoint was not achieved. A 45-patient, Phase 2 trial evaluating 4975 for the treatment of tendonitis of the elbow met its primary endpoint and demonstrated a statistically significant reduction in pain at four weeks in the 4975-treated group compared to the group who received placebo (p=0.0256). For patients treated with 4975, a statistically significant improvement was maintained eight weeks after treatment compared to placebo, and the trend for 4975 patients to have lower pain scores was maintained from two to 12 weeks (the last time point in the efficacy follow-up).

Avrina™ (NF-KB Decoy) for the Treatment of Eczema

Eczema

Characterized by itchiness, redness and thickening of the skin, eczema is often associated with elevated levels of a class of antibodies known as IgE and a personal or family history of allergies, allergic rhinitis and asthma. While topical corticosteroids are currently used to treat eczema, their chronic use is limited due to the potential for significant side effects. Topical calcineurin inhibitors, such as Elidel® and Protopic®, have also shown potential in the treatment of this disease; however these potent immunosuppressive agents have been required by the FDA to include a black box warning on their label relating to the potential for them to cause cancer. Additionally, both corticosteroids and calcineurin inhibitors have been shown to have a rebound effect meaning that when treatment is discontinued, eczema symptoms may quickly return. In preclinical studies, Avrina was efficiently delivered to intact skin using several easy-to-manufacture, inexpensive formulations and was effective in reducing the swelling and inflammation associated with eczema with minimal side effects.

Avrina: A Potential Treatment for Eczema

We have developed a novel and proprietary method for regulating gene expression through the inhibition of specific transcription factors. Our core technology involves the delivery of small strands of synthetically manufactured DNA called transcription factor decoys, or TF Decoys, as therapeutic agents. TF Decoys mimic the binding site of the transcription factor. As a result, the transcription factor binds to the TF Decoy, thereby preventing the transcription factor from binding to and activating the genes it regulates.

The transcription factor NF-KB is an important regulator of many genes involved in the control of inflammation, immune response, and cell apoptosis, or cell death. The family members of NF-KB fall into two major groups: complexes which are capable of turning on the inflammation genes, and a complex which is not capable of turning on the inflammation genes regulated by this transcription factor and has an anti-inflammatory effect. Blockade of both groups of NF-KB halts not only the inflammatory response but also the anti-inflammatory response.

We have developed a TF Decoy that binds to the NF-KB transcription factor with a high degree of specificity. In addition, our NF-KB Decoy preferentially blocks the complexes responsible for turning on the inflammatory genes. We have studied the efficacy of this NF-KB Decoy in numerous preclinical models.

Clinical Trials of Avrina for Eczema

Two Phase 1/2 clinical trials were conducted to evaluate Avrina for the treatment of eczema. Both Phase 1/2 trials enrolled patients with mild-to-moderate eczema and were multi-center studies that were randomized, double-blind and placebo-controlled. Periodic physician assessments of the targeted areas were made in both trials to measure the degree of symptom severity as well as patient evaluations of itchiness. The first Phase 1/2 trial, which was conducted in the United States, completed enrollment of approximately 75 patients in October 2005. The patients were randomized in parallel to one of three active treatment dose groups evaluating doses of 0.25%, 0.5% and 1.0% or a control group. Patients applied the study drug twice daily for 21 days to targeted areas of the skin and were followed for 28 days after the final treatment. The second Phase 1/2 trial, which was conducted at multiple sites in Australia and Switzerland, completed enrollment of approximately 120 individuals in December 2005. The patients were randomized to receive a 1.0% dose of Avrina once a day, 1% dose of Avrina twice a day or placebo. Study participants applied the study drug for 28 days to targeted areas of the skin and were then followed for 14 days after the final treatment.

Analysis of efficacy was conducted in the two Phase 1/2 trials to evaluate anti-inflammatory drug effect, and in both trials the lowest dose evaluated was the most efficacious. The dose of 0.25%, which was studied only in the U.S. trial, showed a statistically significant improvement in the combined symptom severity score (a combination of standard scores including erythema, induration, excoriation and lichenification) after one week (p=0.046) and three weeks (p=0.036) of treatment, despite the small patient population.

Statistically significant improvement in several individual scores was also observed, with all scores trending in favor of the 0.25% dose. For example, a statistically significant improvement from baseline for erythema was observed following two weeks (p=0.022) and three weeks (p=0.053) of treatment, as was the improvement in excoriation (a sensitive measure of itching) at day 22 (p=0.007). In the analysis of the combined eczema score (designated primary efficacy endpoint), the dose of 0.25% almost achieved statistical significance (p=0.059). The primary endpoint of these trials was to establish the safety and tolerability profile of Avrina. Preliminary review of the available safety data indicate that topical application of Avrina in the dose ranges studied in both trials was safe and that Avrina was well tolerated in the most efficacious dose of 0.25%.

We are conducting further analysis of the clinical data and are discussing the data with clinical investigators in order to define the plans for the future of our Avrina program.

1207 for Topical, Local Analgesia

1207 is a new class of anesthetic that is undergoing preclinical development as a topical local anesthetic. We expect to file an Investigational New Drug, or IND, application and further expect to initiate a clinical program for development of 1207 for cutaneous neuropathic pain, such as chemotherapy-induced neuropathy, in the second half of 2006. This product candidate acts by binding to the fast sodium channel and may have a faster onset and longer duration of action as well as improved penetration when compared with products currently on the market. According to a 1999 Worldwide Marketing Research and Strategic Consultancy report, more than two million patients in the United States suffer from the types of neuropathic pain that are readily treatable by topical application of drugs. Based on data from a 2003 Worldwide Marketing Research and Strategic Consultancy report, chemotherapy-induced neuropathic pain is experienced by fewer than 200,000 people in the United States.

Based on preclinical studies in animals, 1207 has been shown to provide analgesia following direct administration to skin more rapidly and with a longer-lasting effect than currently available topical anesthetics. In addition, we believe that 1207, if approved, could address the pain associated with a wide variety of procedures involving the skin, including chemo-induced neuropathies, neuropathic pain, HIV/AIDS-related pain, diabetic neuropathic pain, post-herpetic neuralgia, dermatological surgeries and surgical incisions.

Strategy

Our objective is to create a fully-integrated biopharmaceutical company focused on the development and commercialization of products for the treatment of pain management and inflammation. Key elements of our strategy include:

•	Submit NDA for 3268. Given the positive Phase 3 clinical data from our 3268 clinical trials, a significant portion of our efforts will go toward preparing for the registration and commercial launch of the product.

•	Advance 4975 into Phase 3 Trials. We intend to work closely with the FDA to design a Phase 3 development program for 4975 to enable an efficient pathway to product approval.

•	Define Clinical Pathway for Avrina. Based on feedback from our clinical advisors on the data from our two Phase 1/2 trials, we intend to identify the development pathway for Avrina.

•	Measure the Duration of Analgesia and Rapidity of Onset of 1207 in Man. Preclinical data comparing the duration of action and onset of action of 1207 to existing analgesics is impressive. We intend to conduct a Phase 1 proof of concept clinical trial to measure these parameters in humans.

Sales and Marketing

In preparation for the potential approval and commercial launch of 3268 for pain reduction associated with venipunctures, we plan to build a focused hospital sales team of 25 to 35 sales representatives in the U.S. market to address pediatric hospital and adult ER settings. Due to the vast number of procedures across other locations of care, we are evaluating various potential partnering arrangements, including collaborative distribution and co-promotional arrangements. We believe a sales team fielded by us will be able to market 3268 to major hospitals and medical center-based pediatric centers within large metropolitan areas in the United States. We are also evaluating partnering with one or more pharmaceutical companies to market the product outside the United States. With its fast onset-of-action, additional opportunities exist for 3268 in the adult emergency room setting, hemodialysis and blood donation centers as well as physicians’ offices and clinical laboratories.

Manufacturing

We have no manufacturing facilities but have entered into arrangements with various third parties for the formulation and manufacture of our clinical supplies. These supplies and the manufacturing facilities must comply with regulations and current good laboratory practices or cGLPs, and current good manufacturing practices or cGMPs, enforced by the FDA. We plan to continue to outsource formulation and manufacturing for our clinical trials and potential commercialization. There are a small number of suppliers of the materials which are necessary to manufacture 3268. The cylinder of compressed helium gas is a key component in the dispenser for 3268. We acquire the cylinders for our 3268 product candidate from PowderJect Technologies Limited under a long-term supply agreement. PowderJect Technologies Limited is currently our sole supplier and source of such cylinders, which are manufactured for PowderJect Technologies Limited by The BOC Group plc, and to date we have not identified an alternative source. If we are required to seek an alternative source for the cylinders, we might not be successful in establishing an alternative commercial arrangement with a supplier, or, if we were successful in finding an alternate supplier, it could be on terms which are less favorable than our current supply agreement with PowderJect Technologies Limited. Other than for the device used in 3268, we believe that there are alternate manufacturers available to produce our clinical supplies and, if our product candidates are approved by the FDA, commercial supplies of our product components. While we do not have definitive agreements in place for the full amount, in the three months ended March 31, 2006, we have made binding commitments to spend an aggregate of $9.8 million on equipment and infrastructure for the manufacture of 3268.

License Agreements

License Agreement with James N. Campbell, M.D., Richard A. Meyer, M.S. and Marco Pappagallo, M.D.

In August 2001, we entered into an agreement with James N. Campbell, M.D., Richard A. Meyer, M.S. and Marco Pappagallo, M.D. to acquire the exclusive, worldwide license to U.S. Patent Application No. 09/041294 (U.S. Patent No. 5,962,532) and all applications and products relating thereto directed to methods and kits for relieving pain using capsaicin and an anesthetic. The technology licensed under the agreement relates to the steps of administering capsaicin for pain reduction that we use in our product 4975. This license excludes topical application to the skin of capsaicin and analogues. Upon execution of the agreement, the licensees were paid an aggregate up-front license fee of approximately $42,000, granted options for an aggregate of 21,667 shares of common stock of AlgoRx Pharmaceuticals, Inc. and reimbursed for expenses associated with filing, prosecution and maintenance of the patent. Upon our merger with AlgoRx, these stock options were terminated. We are obligated to pay Drs. Campbell and Pappagallo and Mr. Meyer royalties on any future sales of 4975 by us and any of our sublicensees. We are also obligated to pay up to $775,000 in milestone payments under the agreement, of which, as of December 31, 2005, we have paid an aggregate of $200,000. Of the remaining milestone payments, we are obligated to pay $25,000 upon the grant of a Japanese patent using the licensed technology, $200,000 upon the first administration of licensed technology in a Phase 3 clinical trial and $350,000 upon approval of the licensed technology for commercial use by the FDA. The license terminates on March 12, 2018, the date of expiration of the patent (U.S. Patent No. 5,962,532), or earlier upon the date of the invalidation of the patent. Our rights under this agreement can be terminated on 10 days’ written notice if we fail to fulfill any material obligation under the agreement and the failure is not cured by us within 180 days of receiving notice of such failure. We can terminate the agreement upon 30 days’ prior notice for any reason or upon 10 days prior notice for the failure of any counterparty to fulfill a material obligation not cured within 90 days of our giving notice of the failure. The license is subject to a license granted by Drs. Campbell and Pappagallo and Mr. Meyer to Johns Hopkins University for non-profit purposes. The license is subject to a sublicense to the inventors for research and development, with no right to commercialization.

License Agreement with Marco Pappagallo, M.D.

In August 2001, we entered into a non-exclusive, worldwide license agreement with Marco Pappagallo, M.D. for U.S. Provisional Patent Application No. 60/006,385 and U.S. Utility Patent Application No. 08/746,207 (U.S. Patent No. 6,248,788) directed to methods of treating neuropathic pain using capsaicin anesthetic, and all applications and patents relating thereto. The licensed technology relates to the use of capsaicin for pain relief. The primary patent underlying the license expires on November 6, 2016. This license agreement makes reference to the August 2001 license agreement between us and Drs. Campbell and Pappagallo and Mr. Meyer and provides that if Dr. Pappagallo develops or has any right to any technology under U.S. Patent No. 6,248,788 relating to an injectable product or service using capsaicin and its analogues for pain relief, the technology will be licensed to us pursuant to the terms of the August 2001 license agreement with Drs. Campbell and Pappagallo and Mr. Meyer. We are also obligated to pay up to $222,000 in milestone payments, and we have made no milestone payments to date. Of the $222,000 in milestone payments, $40,000 is payable upon the first administration to a subject using licensed technology in a Phase 1 clinical trial, $66,000 is payable upon the first administration to a subject using licensed technology in a Phase 3 clinical trial and $116,000 is payable upon FDA approval of the first product using licensed technology. With respect to the licensed technology, we are obligated to pay Dr. Pappagallo royalties on any future sales by us or our sublicensees of transdermal or topical products or services developed from the licensed technology. If at any time Dr. Pappagallo becomes the exclusive owner of the licensed technology, the royalty payments that we are obligated to pay will increase and we will be obligated to make milestone payments of up to $666,000. Our rights under the agreement can be terminated on 10 days’ written notice if we fail to fulfill any material obligation under the agreement and the failure is not cured by us within 180 days of receiving notice of such failure. We can terminate the agreement upon 30 days’ prior notice for any reason or upon 10 days’ prior notice for the failure of any counterparty to fulfill a material obligation not cured within 90 days of our giving notice of the failure. The license is subject to a sublicense to the inventors for research and development, with no right to commercialization.

License with PowderMed Limited (formerly with PowderJect Research Limited)

In March 2002, we acquired from PowderJect Research Limited a license to intellectual property consisting of over 150 patents and applications relating to the methods and apparatus for the delivery of powder forms of medications. The technology licensed under this agreement with PowderJect includes the technology underlying our product 3268. The license is exclusive worldwide with respect to products delivered by powder injection into the space between cells under the skin, except for certain immune products and certain products defined as “cytokine drugs” and except for products to which PowderJect retained the exclusive right for delivery in dental procedures to the extracellular space within the oral cavity. PowderJect Research Limited is part of the Chiron group of companies operating under the Chiron Corporation. In May 2004, PowderJect Research Limited assigned its rights and obligations under the license agreement to PowderMed Limited, except that any royalties under the license for any future sales by us or sublicencees of 3268 or other products derived from, or produced with the licensed technology will be payable by us to Chiron Vaccines Holdings Limited. With respect to 3268, we are required to pay royalties to Chiron Vaccines Holdings Limited on any future direct sales and any future sales effected by any sublicense. For products other than 3268 resulting from the licensed technology, we are also obligated to pay Chiron royalties on any future direct sales. We must also pay royalties on licensing fees, milestone payments, royalty payments, transfer price and other consideration that we receive from any sublicensees, if any. To date, we have received no milestone payments from any sublicensees.

The term of the license commenced on March 22, 2002 and continues until the expiration of the last patent to expire licensed under the agreement unless the agreement is otherwise terminated. The primary patents licensed under the agreement and used by us in connection with 3268 expire in 2014. The agreement can be terminated by either party if the other party ceases to do business in the ordinary course, or assigns all or substantially all of its assets for the benefit of creditors. Either party can also terminate for material breach if not cured within 60 days of notice or if not cured within 30 days of notice if the breach relates to payment provisions. The license agreement also implemented an intellectual property sharing arrangement pursuant to which we and PowderMed Limited are obligated to share with one another any improvements and modifications to the licensed technology made on or before March 22, 2007.

Collaboration, Development and License Agreement with Bridge Pharma, Inc.

In October 2004, we entered into an agreement with Bridge Pharma, Inc. under which we acquired the exclusive worldwide license to proprietary technology relating to certain analgesic and local anesthetic pharmaceutical agents and compounds. The licensed technology relates to our product candidate, 1207. The agreement also grants us the right to research, develop, sell, import or otherwise commercialize products based on such compounds, provided such products are an analgesic and/or local anesthetic for human or animals in any route of administration, including without limitation, dermal, mucosal, dental, ophthalmic or injection. Upon execution of the agreement, Bridge Pharma, Inc. was paid an up-front license fee consisting of a cash payment of $1 million and the issuance of 160,000 shares of AlgoRx Pharmaceuticals, Inc. common stock. We are obligated to pay Bridge Pharma, Inc. royalties on any future sales by us or our sublicensees and additional payments if we achieve certain clinical, regulatory and commercial milestones. We are required to pay milestone payments upon the commencement of Phase 1, 2 and 3 clinical trials and upon the occurrence of certain events including the filing of a new drug application, the regulatory approval of a licensed product for each of the first, second and third indications using the licensed technology and the reaching certain revenue thresholds from sales of products using the licensed technology. We may be obligated to pay up to an aggregate of $2.5 million in milestone payments prior to product approval, plus additional amounts up to an aggregate of $3.0 million payable upon the regulatory approval of a licensed product for each of the first, second and third indications. To date, we have paid no milestone payments. We are obligated to spend a minimum of $1.0 million for product development in each calendar year during the term of the agreement commencing in 2005 and ending on the first commercial sale of a product using the licensed technology. We are also responsible under the Bridge Pharma agreement for paying expenses associated with any patent prosecution and maintenance relating to the underlying technology and for certain costs associated with the research, development, regulatory filings and approvals and commercialization of products using the underlying technology. The term of the agreement commenced on October 28, 2004 and continues until our obligation to pay royalties to Bridge Pharma, Inc. expires, or earlier if terminated by either party. Either party may terminate the agreement for material breach if not cured within 60 days of notice, or with immediate effect if the other party makes an assignment to benefit creditors, files an insolvency petition in bankruptcy or commences any similar action such as a liquidation or reorganization.

License Agreement with The Brigham and Women’s Hospital, Inc.

We have an agreement with The Brigham and Women’s Hospital, Inc., or BWH, for an exclusive worldwide license under patents and know-how concerning TF Decoys and other therapeutics to treat and prevent diseases.

Subject to the prior approval of BWH, we have the right to grant sublicenses under this agreement. We agreed to pay BWH an additional $150,000 upon FDA approval of a TF Decoy. We further agreed to pay BWH an annual minimum royalty of $20,000 per year for the life of the agreement. We also agreed to pay royalties to BWH based on net sales of TF Decoys sold by us, our affiliates or sublicensees. Our royalty obligation extends on a country-by-country basis until the later of seven years, if no licensed patent issues, or the expiration of the last-to-expire patent licensed from BWH. In addition, we agreed to pay sublicense revenues to BWH with respect to any upfront payments and research, development or regulatory filing milestones payments or license maintenance fees that we receive for TF Decoys. There are no other milestone payments due to BWH under this agreement. Upon the expiration of the last-to-expire patent, the agreement expires and we have no further royalty obligation to BWH.

License Agreement with The Board of Trustees of the Leland Stanford Junior University

We have an agreement with The Board of Trustees of the Leland Stanford Junior University, or Stanford, for an exclusive worldwide license under patents concerning the use of pressure to deliver TF Decoys and other therapeutics into cells. We agreed to pay Stanford an additional $150,000 upon FDA approval of a pressure delivery device. We further agreed to pay Stanford an annual minimum royalty of $20,000 per year for the life of the agreement. We also agreed to pay royalties to Stanford based on net sales of TF Decoys and other products using pressure technology sold by us, our affiliates or sublicensees. Our royalty obligation extends on a country-by-country basis until the later of seven years, if no licensed patent issues, or expiration of the last-to-expire patent licensed from Stanford. In addition, we agreed to pay sublicense revenues to Stanford with respect to any upfront payments and research, development, or regulatory milestone payments that we receive for TF Decoys and other products using pressure technology. There are no other milestone payments due to Stanford under this agreement. Upon the expiration of the last-to-expire patent, the agreement expires and we have no further royalty obligation to Stanford.

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

As of December 31, 2005, we own or license approximately 140 issued United States and foreign patents and 210 pending United States and foreign patent applications. Our patents expire between 2013 and 2020.

Specifically, we currently own or license approximately 15 patents and patent applications related to our capsaicin technology, compounds and their application in pharmaceutical development or their use as pharmaceuticals. We believe these issued patents and pending applications, if and when issued, will provide us with intellectual property protection in the methods of purification, manufacture, medical use and formulation of capsaicin. We license over 150 patents and patent applications relating to the methods and apparatus for delivering powder forms of medications. This portfolio includes the technology underlying our 3268 product. We currently license approximately 18 patents and patent applications to analgesic and local anesthetic pharmaceutical agents and compounds. This technology relates to our 1207 product.

Our patent family directed to the in vivo use of TF Decoy technology includes two issued United States patents, two pending United States patent applications and three pending European patent applications. In addition, we have filed two patent families directed to the use of statistical methods to correlate transcription factors and their target genes, allowing the creation of a TF Decoy Trust and the use of proprietary statistical methods to identify novel transcription factor targets based on their target genes being inappropriately turned on and causing a medical condition. We have also filed patent applications for decoy molecules targeting various transcription factors, pursuing composition of matter claims. This part of our portfolio includes eight pending United States and foreign patent applications, of which four patent applications claim NF-KB decoys. In addition, we have two pending patent applications covering the delivery of TF Decoy molecules. Our patent portfolio further includes the pressure-mediated delivery technology protected by 31 issued patents in Europe (covering 16 countries), Australia, China, Hong Kong, South Korea and Singapore, and seven pending patent applications in several additional countries, including Brazil, Canada, Europe, Japan and Mexico.

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

Our success will also depend in part upon our not infringing patents issued to others. If our product candidates are found to infringe the patents of others, our development, manufacture and sale of such potential products could be severely restricted or prohibited. In fact, one of our issued European patents covering capsaicin for injection has been challenged by Grunenthal, a German pharmaceutical company, in the European Patent Court. In response to this challenge, we submitted proposed modifications to the patent which the patent court approved and published in November 2004. The amended patent can be objected to by Grunenthal or any other third party within two months following publication of the amended patent by the court. The two month period for filing an objection has expired, and we are not aware of any objections filed against the amended patent. If any future challenge by Grunenthal or any other party is ultimately successful in invalidating the patent, the ability of third parties to market competing technologies to 4975 in Europe could be enhanced.

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

Competition

The development and commercialization of new drugs is highly competitive. We will face competition with respect to 3268, 4975, Avrina and 1207 and any products we may develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.

3268, if approved and commercialized, will face significant competition. Two leading products for local anesthesia prior to venipuncture procedures were L.M.X.4®, a cream-based product (formerly ELA-MAX, Ferndale Labs), and EMLA®, a cream-based product sold by AstraZeneca. EMLA® has historically been the market leader, and several generic versions of EMLA® that are manufactured by Fougera, Atrix, Geneva, and Hi-Tech Pharmaceuticals were approved by the FDA. These products already have established distribution channels and are well known to physicians and hospitals. There are additional products including Numby Stuff® (Iomed) and LidoSite® (Braun-Vyteris) with more rapid onset than the cream-based products above, and two other products, including S-Caine® Patch (ZARS), for which an NDA has been approved that may also compete with 3268.

The key competitive factors affecting the success of 3268 are likely to be the efficacy, safety profile, price and adoption by the market of 3268 as well as existing therapies for the prevention pain associated with venipunctures. The commercial success of 3268 will depend upon the product label and experience with the product in the commercial marketplace. We have not yet determined the price for 3268 and do not expect to do so before commercial launch.

4975, if approved and commercialized, will face significant competition. For postsurgical pain, morphine administered by infusion pump is a common treatment method. Several other oral, injectable and patch opioids are also used, including Vicodin® (Abbott Labs), OxyContin® (Purdue Pharma), and Duragesic® (Johnson & Johnson). For localized neuropathic pain, Neurontin® (Pfizer) and tricyclic antidepressants are used to treat neuropathic pain. For later-stage osteoarthritis, hyaluronic acid products, including Synvisc® (Genzyme), a market leader in 2003, are injected locally and several oral opioids, most prominently OxyContin® (Purdue Pharma) and Duragesic® (Johnson & Johnson) are used. For the treatment of tendonitis, glucocorticosteroids are used. VR1, which is involved in the transmission of pain signals to the brain and which is affected by 4975, has become a popular target for the pharmaceutical industry. VR1 inhibitors that may also compete with 4975 are being developed by several companies, including Merck-Neurogen, Amgen, Schwarz Pharma-Amore Pacific, Purdue Pharma, and PainCeptor. These VR1 inhibitors are expected to advance to clinical evaluation shortly.

1207, if approved and commercialized, will face competition from existing products, including LidoDerm® (Endo), which is a lidocaine patch, and a variety of local anesthetic creams and products with alternative means of delivering lidocaine, including EMLA® cream (AstraZeneca) and its generic equivalents, L.M.X.4® (Ferndale Labs), S-Caine® Patch (ZARS) and LidoSite® (Braun-Vyteris). There are also capsaicin products in development by NeurogesX and Winston Labs, which would be applied to the skin and which may be approved prior to 1207.

Avrina, if approved and commercialized, will face competition from a growing number of approved therapies for the treatment of eczema. These include generic drugs with agents such as corticosteroids and new drugs such as Elidel®, marketed by Novartis AG, and Protopic®, marketed by Astellas Pharma Inc. In addition, other treatments for eczema are in various stages of preclinical and clinical development.

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

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and implementing regulations. If we fail to comply with the applicable United States requirements at any time during the product development process, clinical testing, and the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us.

Our products are considered by FDA to be drugs. The drugs are subject to FDA review and approval or clearance. If FDA denies approval or clearance of the drugs, our ability to market our products could be significantly delayed or precluded.

The steps required before a drug may be marketed in the United States include:

•	completion of preclinical laboratory tests, animal studies and formulation studies under FDA’s good laboratory practices regulations;

•	submission to the FDA of an Investigational New Drug, or IND, application for human clinical testing, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP; and

•	FDA review and approval of the NDA before any commercial marketing, sale or shipment of the product.

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

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase 1 trials usually involve the initial introduction of the investigational drug into humans to evaluate the product’s safety, dosage tolerance, pharmacodynamics, and, if possible, to gain an early indication of its effectiveness.

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

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including extensive manufacturing information and information on the composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more specified indications. An NDA may also be submitted in the format of a Common Technical Document, or CTD, which under ICH guidelines, is acceptable to the FDA and many foreign regulatory authorities. The FDA reviews an NDA or CTD to determine, among other things, whether a product is safe and effective for its intended use.

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

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

In addition to regulations in Europe and the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of our products.

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

Financial Information by Business Segment and Geographic Data

As a result of our merger, AlgoRx is deemed to be the acquiring company for accounting purposes. We operate in one segment, the discovery, development and commercialization of pain therapeutic and anti-inflammation drugs. During 2002 and 2003 we had revenue in the United States, which was derived from the licensing of technology acquired as part of the PowderJect acquisition that we did not intend to develop ourselves. During 2004 and 2005, we had no revenue. All of our long-lived assets are located in the United States.

Employees

As of December 31, 2005, we had 91 full time employees, 21 of whom hold Ph.D., M.D. or comparable degrees and 24 of whom hold other advanced degrees. Our employees are not represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Executive Officers and Key Employees

Our executive officers and other key employees and their respective ages as of March 29, 2006 are:

Name	Age	Position
Executive Officers:
John P. McLaughlin	54	Chief Executive Officer and Director
James Z. Huang	40	President
Patrick A. Broderick	47	Vice President, General Counsel and Corporate Secretary
Richard P. Powers	61	Vice President and Chief Financial Officer

Key Employees:
Badri Dasu	42	Vice President, Medical Device Engineering
Nancy E. Donahue	39	Vice President, Marketing
Daniel J. Gennevois, M.D.	51	Vice President, Medical Affairs
Leslie M. McEvoy, Ph.D.	45	Senior Vice President, Research
Melissa Morandi	41	Vice President, Quality Assurance
Patricia A. Oto, R.Ph.	45	Vice President, Regulatory Affairs
John X. Regan	50	Vice President, Manufacturing
Jennifer Cook Williams	36	Vice President, Investor Relations

Executive Officers

John P. McLaughlin has been our chief executive officer and a member of our board of directors since January 2000. From December 1997 to September 1999, Mr. McLaughlin was president of Tularik Inc., a biopharmaceutical company. From September 1987 to December 1997, Mr. McLaughlin held a number of senior management positions at Genentech, Inc., a biopharmaceutical company, including executive vice president. From January 1985 to September 1987, Mr. McLaughlin was a partner at a Washington, D.C. law firm specializing in food and drug law. Mr. McLaughlin served as counsel to various subcommittees in the United States House of Representatives, where he drafted numerous measures that became FDA laws. Mr. McLaughlin is a co-founder and former chairman of the board of directors of Eyetech Pharmaceuticals, Inc., a biopharmaceutical company. He received a B.A. in Government from the University of Notre Dame and a J.D. from the Catholic University of America.

James Z. Huang was promoted to president of Corgentech in December 2005 from the position of senior vice president of commercial operations and business development. Previously he was our vice president of business development and commercial operations from September 2002 to January 2005. From June 2000 to August 2002, Mr. Huang was vice president of business development and commercial operations of Tularik Inc., a biopharmaceutical company. From July 1995 to May 2000, Mr. Huang was product director of Avandia® and Diabetes and held positions in new product development and worldwide business development at SmithKline Beecham PLC, now GlaxoSmithKline, a pharmaceutical company. From July 1992 to June 1995, Mr. Huang held various positions in Bristol-Myers Squibb Company’s strategic product planning, managed care and sales and marketing organizations, and research and development positions at Alza Corporation, now part of Johnson & Johnson Company, a pharmaceutical company. Mr. Huang received a B.S. in Chemical Engineering from the University of California, Berkeley and an M.B.A. from the Stanford University Graduate School of Business.

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

Mr. Powers also currently serves on the board of directors of HemoSense, Inc. and Cardica, Inc., medical device companies. Mr. Powers received a B.S. in Accounting from Canisius College and an M.B.A. from the University of Rochester, New York.

Patrick A. Broderick has been our vice president, general counsel and corporate secretary since July 2004. From 2003 to 2004, Mr. Broderick was vice president, secretary and general counsel of DaVita Inc., the largest independent provider of dialysis services in the United States. From 1999 to 2002, he served as general counsel of COR Therapeutics, Inc., a biotechnology company. From 1993 to 1998, Mr. Broderick served in a variety of in-house legal positions for McKesson Corporation, a drug wholesaler, including counsel to PCS Health Systems and Healthcare Delivery Systems, Inc. Prior to joining McKesson, he served as an attorney at the law firms of Morrison & Foerster and McCutchen, Doyle, Brown and Enersen. He received a B.A., summa cum laude, from Harvard College where he was elected to Phi Beta Kappa. Mr. Broderick received a J.D. from Yale Law School where he was an editor of the Yale Law Journal.

Key Employees

Badri Dasu, our vice president of medical device engineering, joined Corgentech in December 2005 from AlgoRx. From March 2002 to December 2005, he served as AlgoRx’s vice president of manufacturing and device development and from July 2000 to March 2002, he served as vice president of manufacturing and device development at PowderJect Technologies, Inc. At AlgoRx, Mr. Dasu had broad responsibility for clinical supplies manufacturing, facilities, supply chain management as well as device development. From January 2000 to July 2000, Mr. Dasu was with PowderJect Pharmaceuticals, where he served as director of manufacturing and process development. Previously, Mr. Dasu served in various capacities in process development at Metrika, Inc. and Cygnus, Inc. He holds a B.E. in Chemical Engineering from the University of Mangalore, India and an M.S. in Chemical Engineering from the University of Tulsa. Mr. Dasu is a member of the American Institute of Chemical Engineers and a member of American Association of Medical Instrumentation.

Nancy Donahue our vice president of marketing, joined Corgentech in March 2004. From 1989 to 2004, Ms. Donahue held several positions with GlaxoSmithKline, a biopharmaceutical company, working in several product marketing positions, as well as strategic alliances and sales. Most recently, she served as executive director of Avandia® franchise marketing. Ms. Donahue holds a B.S. in Marketing from Saint Joseph’s University, Philadelphia, PA.

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

Leslie M. McEvoy, Ph.D. has been our senior vice president of research since February 2005 after having been promoted from the position of vice president of research, a position she held from November 2000 to January 2005. From October 1997 to October 2000, Dr. McEvoy was program director of chemokine research and development and senior principal scientist in the department of immunobiology at DNAX Research Institute of Molecular and Cellular Biology, Inc. From 1992 to 1997, Dr. McEvoy was a senior research scientist and principal investigator at the Stanford University School of Medicine. Prior to 1992, Dr. McEvoy held research positions at Stanford School of Medicine, Lilly Research Laboratories, Pennsylvania State University and Clarkson University. Dr. McEvoy received a B.S. in Biology from Clarkson University and a Ph.D. in Molecular and Cell Biology from Pennsylvania State University.

Melissa Morandi was promoted to the position of vice president of quality assurance in January 2006. She joined Corgentech in April 2004 and most recently served as senior director of quality assurance drug and device. From September 2002 to March 2004, Ms. Morandi held director positions in Quality Assurance and Compliance at Biogen Idec Inc. Previously she spent nine years managing several different quality departments at Genentech, Inc. Prior to that, she worked at Amgen Inc. in Quality Assurance. Before that, Ms. Morandi was employed by the Clinical Laboratory of Saint Francis Hospital, Santa Barbara and Ortho Diagnostics. She holds a B.A. in biochemistry from the University of California at Santa Barbara and an M.S. in Immunology from California State University at Northridge.

Patricia Oto, R.Ph. has been our vice president of regulatory affairs since July 2001. From June 1997 to June 2001, Ms. Oto was senior director of regulatory affairs at Corixa, Inc., a biopharmaceutical company. From 1990 to 1997, Ms. Oto held various positions in the regulatory affairs and quality assurance departments at Genentech, Inc., including regulatory manager. From January 1984 to January 1990, Ms. Oto held various quality and manufacturing positions at Syntex Corporation and Summa Manufacturing Corporation. Ms. Oto received a B.S. in Pharmacy from the University of New Mexico College of Pharmacy, Albuquerque, New Mexico.

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

Jennifer Cook Williams was promoted to the position of vice president of investor relations in January 2006. She joined Corgentech in September 2004 and most recently served as senior director of investor relations. From February 2003 to September 2004, she served as director of corporate communications and investor relations at Cell Genesys, Inc. and from February 1995 to February 2003, she held various other positions at Cell Genesys, Inc. Ms. Williams is on the investor relations advisory committee to the Biotechnology Industry Organization and has served on the board of the Silicon Valley Chapter of the National Investor Relations Institute (NIRI) since 2003. She holds a B.S. degree in Finance/Accounting from Central Washington University.

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

Item 1A. Risk Factors

Risk Factors Relating to Our Business

If we fail to obtain U.S. regulatory approvals for product candidates under development, we will not be able to generate revenue in the U.S. market.

We must receive FDA approval for each of our product candidates including 3268, 4975, 1207 and Avrina™ before we can commercialize or sell these product candidates in the United States. We may experience unexpected delays in submitting an NDA to the FDA for our lead product 3268. Also, after submission of an NDA, the FDA may require additional laboratory testing or clinical studies, delay review of our application or withhold registration and marketing approval for the product. This could significantly increase our expenditures and delay or prevent our ability to market 3268. Even if one of our product candidates is approved by the FDA, the approval may be significantly limited to specific disease indications, patient populations and dosages. For instance, we will likely need separate FDA approvals before 4975 can be commercialized to treat each of the three indications for which this product candidate is being developed: postsurgical pain, local neuropathic pain and musculoskeletal pain. The FDA can limit or deny its approval for many reasons, including:

•	a product candidate may be found to be unsafe or ineffective;

•	regulators may interpret data from preclinical testing and clinical trials differently and less favorably than we do;

•	regulators may not approve the manufacturing processes or facilities that we use; and

•	regulators may change their approval policies or adopt new regulations.

Failure to obtain FDA approval or any delay or setback in obtaining such approval would:

•	adversely affect our ability to market any drugs that it develops and generate product revenues; and

•	impose additional costs and diminish any competitive advantages that we may attain.

Even if we obtain FDA approval, our product candidates may not be approved for all indications that we request, which could limit the uses of the products and adversely impact our potential product sales. If FDA approval of a product is granted, such approval will be subject to limitations on the indicated uses for which the product may be marketed and could require costly, post-marketing follow-up studies. As to any product for which marketing approval is obtained, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the product, such as an adverse side effect, may result in restrictions on the product, including withdrawal of the product from the market. We may be slow to adapt, or we may never adapt, to changes in existing requirements or adoption of new requirements or policies.

If we fail to comply with applicable U.S. regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

If our preclinical tests or clinical trials with respect to our product candidates do not meet safety or efficacy endpoints in these evaluations, or if we experience significant delays in these tests or trials, our ability to commercialize products and our financial position will be impaired.

Clinical development, including preclinical testing, is a long, expensive and uncertain process and is subject to delays. It may take us several years to complete our testing, and failure can occur at any stage of testing. Patient enrollment in future clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, and the eligibility criteria for the study and patient compliance. Delays in patient enrollment or failure of patients to continue to participate in a study may cause an increase in costs and delays, or result in the failure of the trial.

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

To obtain regulatory approval to market our product candidate 1207, we will need to conduct nonclinical studies in animals, and the results of these nonclinical studies may not demonstrate adequate efficacy and, even if they do, the results may not necessarily be predictive of results in human trials.

As part of the regulatory approval process, we must conduct, at our own expense, nonclinical studies in laboratory animals and clinical trials in humans. Nonclinical studies for 1207 were commenced by Bridge Pharma, Inc. prior to our in-license of this product candidate in October 2004, and we will be required to continue nonclinical studies for this product candidate. The number of nonclinical trials that the regulatory authorities will require varies depending on the product candidate, the disease or condition the product candidate is being developed to address and regulations applicable to the particular product candidate. We may need to perform multiple nonclinical studies using various doses and formulations of 1207 before we can begin clinical trials, which could result in delays in our ability to develop 1207. Furthermore, nonclinical results in animal studies are not necessarily predictive of outcomes in human clinical trials. After we have conducted nonclinical studies in animals for 1207, we must demonstrate in clinical trials that 1207 is safe and efficacious for use on humans in order to receive regulatory approval for commercial sale. Even if initial results of nonclinical studies for 1207 are positive, we may obtain different results in later stages of drug development, including failure to show desired safety and efficacy.

There may be delays in developing a product candidate as a result of the necessary preclinical studies to assess the safety of the product candidate including its ability to cause cancer and interactions with other drugs.

We are required to conduct preclinical studies to evaluate the safety of our product candidate including its ability to cause cancer. For example, such studies are likely to be required for 4975 for the treatment of certain indications. Such studies require about three years to complete and report.

Failure to enroll patients for clinical trials may cause delays in developing the product candidates, and delays in the commencement of clinical testing of the current product candidates could result in increased costs to us and delay our ability to generate revenues.

We will encounter delays or possibly regulatory rejections if we are unable to enroll enough patients to complete clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. Any delays in planned patient enrollment in the future may result in increased costs and delays, which could harm our ability to develop the product candidate.

Delays in the commencement of clinical testing could significantly increase product development costs and delay product commercialization. The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

•	manufacturing sufficient quantities of a product candidate; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

It may require longer and larger clinical trials to study a product candidate for certain indications such as chronic conditions.

The time frame of our clinical studies for a product candidate for a chronic condition may also be affected by the International Conference on Harmonisation guidelines that dictate that at least 1,500 patients must be exposed to the drug prior to submission of a registration application and at least 500 patients be exposed to a new drug for one year. Thus, the length of the development program for a product candidate such as 4975 for local neuropathic pain and for pain resulting from musculoskeletal diseases may be longer than a development program for an acute condition such as 4975 for treatment of postsurgical pain. In addition to the time required to conduct these studies, the results of such studies may demonstrate harmful side effects of a product candidate which would impair or prevent our ability to develop such product candidate. In addition, we are contemplating different formulations of a product candidate such as 4975 for multiple potential indications. Our development of 4975 may be delayed as we evaluate these different formulations.

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

We have no manufacturing facilities, and we have limited personnel with experience in manufacturing any clinical or commercial products or in designing drug manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, product candidates for clinical trials. We intend to rely on third-party contract manufacturers to manufacture, supply, store and distribute any resulting products. The BOC Group plc acts as the sole supplier for the cylinder of compressed helium gas, a key component in the dispenser for 3268.

There are a small number of suppliers of the materials which are necessary to manufacture 3268 and, in the case of the cylinder used in 3268, we rely on a sole supplier. The cylinder of compressed helium gas is a key component in the dispenser for 3268. We acquire the cylinders for 3268 from PowderJect Technologies Limited under a long-term supply agreement. PowderJect Technologies Limited is currently our sole supplier and source of cylinders, which are manufactured for PowderJect Technologies Limited by The BOC Group plc, and to date we have not identified an alternative source. If we are required to seek an alternative source for the cylinders, we might not be successful in establishing an alternative commercial arrangement with a supplier, or if we were successful in finding an alternate supplier, it could be on terms which are less favorable than the current supply agreement with PowderJect Technologies Limited. In addition, we currently have no approved supplier of the sealing film for the drug cassette in the dispenser for 3268. We may not be successful in establishing a commercial arrangement for a supplier for the sealing film.

The contract manufacturers for 3268 need to purchase the materials required for 3268 for the clinical trials and they, or we, will need to purchase these materials for commercial distribution if we obtain regulatory approval for 3268. Suppliers may not sell these materials to us at the time we need them or on commercially reasonable terms. If our manufacturers are unable to obtain these materials for the clinical trials, the product testing and potential regulatory approval of 3268 would be delayed, significantly impacting our ability to develop the product candidate and potentially increasing our costs. If we obtain regulatory approval for 3268 and our manufacturers or we are unable to purchase these materials, the commercial launch of 3268 would be delayed or there would be a shortage in supply of 3268, which would harm our ability to generate revenues from the sale of 3268. If suppliers increase the price of these materials, the price for 3268 may increase which may make 3268 a less competitive product for the relief of venipuncture pain. If we change suppliers for any of these materials or any of our current suppliers experience a shutdown or disruption in the facilities used to produce these materials, due to technical, regulatory or other problems, it could harm our ability to manufacture products. While we have not suffered any shortages to date of any of the materials required for 3268, our inability to obtain these materials for any reason could substantially impair development activities or the production, marketing and distribution of 3268.

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

Our third-party manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. A failure of our third-party manufacturers to follow current good manufacturing practices or other regulatory requirements and to document their adherence to such practices may lead to significant delays in the availability of products for commercial use or clinical study, the termination of a clinical study, or may delay or prevent filing or approval of marketing applications for our products. In addition we could be subject to sanctions being imposed on us, including fines, injunctions and civil penalties. Changing manufacturers may require revalidation of the manufacturing process and procedures in accordance with FDA mandated current good manufacturing practices and will require FDA approval. This revalidation may be costly and time consuming. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

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

Our strategy to develop, manufacture and commercialize our products may include entering into various relationships with pharmaceutical companies with respect to some programs to advance such programs and reduce our expenditures on such programs. Our product candidates will target highly competitive therapeutic markets in which we have limited experience and expertise. If we are unable to develop this expertise ourselves, we will need to enter into agreements with a biotechnology or pharmaceutical company to provide us with the necessary resources and experience for the development and commercialization of products in these markets. There are a limited number of companies with the resources necessary to develop our future products commercially, and we may be unable to attract any of these firms. A company that has entered into a collaboration agreement with one of our competitors may choose not to enter into a collaboration agreement with us. We may not be able to negotiate any collaboration on acceptable terms or at all. If we are not able to establish collaborative arrangements, we may have to reduce or delay further development of some of our programs and/or increase our expenditures and undertake the development activities at our own expense. If we elect to increase our expenditures to fund our development programs, we will need to obtain additional capital, which may not be available on acceptable terms or at all.

In addition, there have been a significant number of recent business combinations among biotechnology and pharmaceutical companies that have reduced the number of potential future collaborators. If business combinations involving potential collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our product development programs.

We have no experience selling, marketing or distributing products and have minimal capabilities to do so.

If we receive regulatory approval to commence commercial sales of any of our product candidates, we will have to establish a sales and marketing organization with appropriate technical expertise and distribution capability. At present, we have no sales and only a limited number of marketing employees. Factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

•	difficulty in recruiting and retaining adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to, or persuade adequate numbers of, physicians to prescribe our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage against companies with broader product lines; and

•	unforeseen costs associated with creating an independent sales and marketing organization.

As an alternative to establishing our own sales and marketing organization, we may engage other pharmaceutical or health care companies with an existing distribution system and direct sales organization to assist us for some products. We may not be able to negotiate favorable distribution partnering arrangements, if at all. To the extent we enter co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third parties and will not be under our control.

Our competitors currently offer and may develop therapies that reduce the size of our markets.

Our business has been characterized by extensive research and development efforts, rapid developments and intense competition. Our competitors may have or may develop superior technologies or approaches, which may provide them with competitive advantages. Our potential products may not compete successfully. If these competitors get to the marketplace before we do with better or less expensive drugs, our product candidates, if approved for commercialization, may not be profitable to sell or worthwhile to continue to develop. Technology in the pharmaceutical industry has undergone rapid and significant change, and we expect that it will continue to do so. Any compounds, products or processes that we develop may become obsolete or uneconomical before we recover any expenses incurred in connection with their development. The success of our product candidates will depend upon factors such as product efficacy, safety, reliability, availability, timing, scope of regulatory approval, acceptance and price, among other things. Other important factors to our success include speed in developing product candidates, completing clinical development and laboratory testing, obtaining regulatory approvals and manufacturing and selling commercial quantities of potential products to the market.

Our product candidates are intended to compete directly or indirectly with existing drugs. Even if approved and commercialized, our products may fail to achieve market acceptance with hospitals, physicians or patients. Hospitals, physicians or patients may conclude that our potential products are less safe or effective or otherwise less attractive than these existing drugs. If our product candidates do not receive market acceptance for any reason, our revenue potential would be diminished, which would materially adversely affect our ability to become profitable.

3268, if approved and commercialized, will face significant competition. Two leading products for local anesthesia prior to venipuncture procedures were L.M.X.4®, a cream-based product (formerly ELA-MAX, Ferndale Labs), and EMLA®, a cream-based product sold by AstraZeneca. EMLA® has historically been the market leader, and several generic versions of EMLA® that are manufactured by Fougera, Atrix, Geneva, and Hi-Tech Pharmaceuticals were approved by the FDA. These products already have established distribution channels and are well known to physicians and hospitals. There are additional products including Numby Stuff® (Iomed) and LidoSite® (Braun-Vyteris) with more rapid onset than the cream-based products above, and two other products, including S-Caine® Patch (ZARS), for which an NDA has been approved that may also compete with 3268. If 3268 is unable to deliver lidocaine to patients without pain, the product will not be readily adopted by hospitals, physicians or patients, if at all.

4975, if approved and commercialized, will face significant competition. For postsurgical pain, morphine administered by infusion pump is a common treatment method. Several other oral, injectable and patch opioids are also used, including Vicodin® (Abbott Labs), OxyContin® (Purdue Pharma), and Duragesic® (Johnson & Johnson). For localized neuropathic pain, Neurontin® (Pfizer) and tricyclic antidepressants are used to treat neuropathic pain. For later-stage osteoarthritis, hyaluronic acid products, including Synvisc® (Genzyme), a market leader in 2003, are injected locally and several oral opioids, most prominently OxyContin® (Purdue Pharma) and Duragesic® (Johnson & Johnson) are used. For the treatment of tendonitis, glucocorticosteroids are used. VR1, which is involved in the transmission of pain signals to the brain and which is affected by 4975, has become a popular target for the pharmaceutical industry. VR1 inhibitors that may also compete with 4975 are being developed by several companies, including Merck-Neurogen, Pfizer-Renovis, Amgen, Schwarz Pharma-Amore Pacific, Purdue Pharma, and PainCeptor. These VR1 inhibitors are expected to advance to clinical evaluation shortly. We believe there are other products that are in development that may compete with our current product candidates.

1207, if approved and commercialized, will face competition from existing products, including LidoDerm® (Endo), which is a lidocaine patch, and a variety of local anesthetic creams and products with alternative means of delivering lidocaine, including EMLA® cream (AstraZeneca) and its generic equivalents, L.M.X.4® (Ferndale Labs), S-Caine® Patch (ZARS) and LidoSite® (Braun-Vyteris). There are also capsaicin products in development by NeurogesX and Winston Labs, which would be applied to the skin and which may be approved prior to 1207. If approved, 1207, which will also likely be formulated as a cream or patch, will compete with existing products based on factors such as efficacy, convenience and onset time of pain relief.

Avrina, if approved and commercialized, will face competition from a growing number of approved therapies for the treatment of eczema. These include generic drugs with agents such as corticosteroids and new drugs such as Elidel®, marketed by Novartis AG, and Protopic®, marketed by Astellas Pharma Inc. In addition, other treatments for eczema are in various stages of preclinical and clinical development. These therapies could affect the size of the eczema market or could result in pricing pressure if we receive marketing approval for Avrina.

Most of our competitors, including many of those listed above, have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical trials and obtaining regulatory approvals, as well as in manufacturing and marketing pharmaceutical products. As a result, they may achieve product commercialization or patent protection earlier than we can.

If we fail to obtain an adequate level of reimbursement for our products by third-party payors, there may be no commercially viable markets for our products or the markets may be much smaller than expected.

The availability and levels of reimbursement by governmental and other third party payors affect the market for our products. The efficacy, safety and cost-effectiveness of our products as well as the efficacy, safety and cost-effectiveness of any competing products will determine the availability and level of reimbursement. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products to other available therapies. If reimbursement for our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our revenues would be reduced.

We have a limited operating history and if we do not generate significant revenues, we will not be able to achieve profitability.

We do not have any products approved for marketing. We have a limited history of operations and we have incurred net losses since our inception. As of December 31, 2005, we had deficit accumulated during the development stage of approximately $93.6 million. We expect to incur substantial net losses to further develop and commercialize our products and do not know whether or when we will become profitable and may not be able to sustain our operations.

We will need additional financing, which may be difficult to obtain. If we fail to obtain necessary financing or do so on unattractive terms, our development programs and other operations could be harmed.

We will require substantial funds to further develop and commercialize our products. We expect to incur significant spending as we expand our development programs and commercialization activities and our future capital requirements will depend on many factors, including:

•	the scope and results of our clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for 3268, 4975, 1207 and Avrina and other future product candidates;

•	the cost of manufacturing activities;

•	the cost of 3268 commercialization activities; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including any litigation costs and the results of such litigation.

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

We are highly dependent on our chief executive officer, John P. McLaughlin and other officers and key employees. Due to the specialized knowledge each of our officers and key employees possesses with respect to our product candidates and our operations, the loss of service of any of our officers or key employees could delay or prevent the successful enrollment and completion of our clinical trials or the regulatory approval or the commercialization of 3268. We do not carry key man life insurance on our officers or key employees.

We have employment agreements with Messrs. McLaughlin, James Z. Huang, our president, Richard P. Powers, our vice president and chief financial officer and Patrick A. Broderick, our vice president and general counsel. Each of our officers and key employees may terminate their employment without notice and without cause or good reason.

In addition, our growth will require hiring a significant number of qualified scientific, regulatory, manufacturing, commercial and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. Our offices are located in the San Francisco Bay Area and Northern New Jersey, where competition for personnel with biopharmaceutical skills is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

As a result of the restructuring we announced on December 16, 2005, we may be unable to retain employees and experience significant delays in recruiting new employees in the future.

We announced on December 16, 2005 a restructuring plan to reduce research costs, realign development efforts and realize operational efficiencies in the general and administrative functions. We may experience a further reduction in force due to voluntary employee terminations or may experience difficulty recruiting new employees to further the research, development and commercialization of our future drug candidates. There can be no assurance that our current and planned personnel will be adequate to support such activities. If we are unable to manage any necessary growth effectively, our business could be harmed.

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

Risk Factors Relating to Our Intellectual Property

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

If we lose our licenses from PowderMed Limited for 3268, certain individuals for 4975 or Bridge Pharma, Inc. for 1207, and Brigham and Women’s Hospital and Stanford University for TF Decoy technology, we will not be able to continue development of its current products.

We are a party to four significant license agreements relating to patents, patent applications and know-how covering the technology relating to 3268, 4975, 1207 and Avrina, our four product candidates. These license agreements impose various diligence, commercialization, royalty and other obligations on us. If we fail to comply with the obligations in the license agreements, the licensor may have the right to terminate the license and we may not be able to market products that were covered by the license.

The license agreement with James N. Campbell, M.D., Richard A. Meyer, M.S. and Marco Pappagallo, M.D. relates to the steps of administering capsaicin for pain reduction utilized in 4975, and our rights under this agreement can be terminated on 10 days’ written notice if we fail to make a payment or fulfill any material obligation under the agreement and the failure is not cured by us within 180 days of receiving notice of such failure. The license agreement with PowderMed Limited relates to technology underlying 3268. The agreement with PowderMed Limited can be terminated immediately by either party if the other party ceases to do business in the ordinary course, or assigns all or substantially all of its assets for the benefit of creditors. Either party can also terminate for material breach if not cured within 60 days of notice or if not cured within 30 days of notice if the breach relates to payment provisions. The agreement with Bridge Pharma, Inc. relates to proprietary analgesic and local anesthetic pharmaceutical agents and technology underlying 1207 and our rights under this agreement can be terminated for cause by Bridge Pharma, Inc. if we breach any material provision of the agreement and fail to cure the breach within 60 days of the receipt of the notice of breach. Either party may terminate the agreement immediately in the event the other party suffers certain insolvency events. To date, we believe it has met its obligations under all of these agreements.

We also hold licenses from The Brigham and Women’s Hospital, Inc. and Stanford University for patents, patent applications and know-how covering our transcription factor decoy technology generally. These license agreements impose various diligence, commercialization, sublicensing, royalty, insurance, and other obligations on us. If we fail to comply with the obligations in the license agreements, the licensor may have the right to terminate the license and we may not be able to market products that were covered by the license. To date, we have met all of our obligations under these agreements.

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

Other Risk Factors

Changes in, or interpretations of, accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.

Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, expenses, accounting for stock options and in-process research and development costs are subject to further review, interpretation and guidance from relevant accounting authorities, including the Securities and Exchange Commission. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this Annual Report on Form 10-K. Historically, we have not been required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. The Financial Accounting Standards Board issued in December 2004 Statement of Accounting Standards No. 123 (revised) which will require us to record expense for the fair value of stock options granted and purchases under employee stock purchase plans in our 2006 fiscal year. When we change our accounting policy to record expense for the fair value of stock options granted and shares purchased, our operating expenses will increase. We rely heavily on stock options to motivate existing employees and attract new employees. When we are required to expense stock options, we may choose to reduce our reliance on stock options as a motivation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. If we do not reduce our reliance on stock options, our reported losses will increase.

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

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence.

Our executive officers, directors and principal stockholders, together with their affiliates, own approximately 48.1% of our voting stock, including shares subject to outstanding options based upon shares outstanding as of December 31, 2005. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. These stockholders will likely be able to determine the composition of our board of directors, possess the voting power to approve all matters requiring stockholder approval, including the approval of mergers and acquisitions or other changes in corporate control, and will continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Integrating our merged companies may divert management’s attention away from our operations.

Successful integration operations, products and personnel as a result of our merger with AlgoRx Pharmaceuticals, Inc. may place a significant burden on our management and our internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could result in delays in the companies’ clinical trial programs and could otherwise harm our business, financial condition and operating results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2005, we leased an approximately 50,000 square foot facility in South San Francisco, California for our headquarters and as the base for marketing and product support operations and research and development activities. This lease expires in June 2007 and we have an option to extend this lease for four more years. In addition, we leased an approximately 2,700 square foot facility in West Conshohocken, Pennsylvania for our sales and marketing operations. This lease expires in June 2009. We also leased an approximately 16,000 square foot facility in Secaucus, New Jersey. This lease expires in July 2009. We also leased an approximately 2,500 square foot facility in Sunnyvale, California. This lease expires in March 2008. We believe that our current facilities will be sufficient to meet our needs through 2006.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of Corgentech stockholders was held on December 15, 2005 for the purpose of:

(1) approving the issuance of shares of Corgentech common stock in the merger combining Corgentech and AlgoRx;

(2) amending the certificate of incorporation of Corgentech to effect a one-for-four reverse stock split of Corgentech common stock;

(3) amending Corgentech’s 2003 Equity Incentive Plan to increase the share reserve thereunder by 7,200,000 pre-split shares to an aggregate of 12,617,675 pre-split shares;

(4) amending Corgentech’s 2003 Non-Employee Directors’ Stock Option Plan to increase the share reserve thereunder by 1,600,000 pre-split shares to an aggregate of 1,830,000 pre-split shares;

(5) electing three directors to hold office until the 2006 annual meeting of stockholders;

(6) electing three directors to hold office until the 2007 annual meeting of stockholders; and

(7) electing three directors to hold office until the 2008 annual meeting of stockholders.

Proxies for the special meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. The final vote on the proposals were recorded on a pre-split basis as follows:

1.	Proposal No. 1:

Issuing shares of Corgentech common stock in the merger combining Corgentech and AlgoRx

For	15,167,445
Against	4,525,309
Abstain	2,400
Broker Non-Votes	6,288,492

2.	Proposal No. 2:

Amendment of the certificate of incorporation of Corgentech to effect a one-for-four reverse stock split of Corgentech common stock

For	23,486,773
Against	2,496,473
Abstain	400
Broker Non-Votes	0

3.	Proposal No. 3:

Amendment of Corgentech’s 2003 Equity Incentive Plan to increase the share reserve thereunder by 7,200,000 pre-split shares to an aggregate of 12,617,675 pre-split shares

For	12,359,529
Against	7,310,587
Abstain	25,038
Broker Non-Votes	6,288,492

4.	Proposal No. 4:

Amendment of Corgentech’s 2003 Non-Employee Directors’ Stock Option Plan to increase the share reserve thereunder by pre-split 1,600,000 shares to an aggregate of pre-split 1,830,000 shares

For	12,355,562
Against	7,331,451
Abstain	8,141
Broker Non-Votes	6,288,492

5.	Proposal No. 5:

Election of three directors at the effective time to hold office until the 2006 annual meeting of stockholders.

Thomas J. Colligan
Votes For	23,244,917
Votes Withheld	2,738,729

Rodney A. Ferguson
Votes For	23,239,904
Votes Withheld	2,743,742

Robert L. Zerbe
Votes For	23,247,411
Votes Withheld	2,736,235

6.	Proposal No. 6:

Election of three directors at the effective time of the merger to hold office until the 2007 annual meeting of stockholders.

John P. McLaughlin
Votes For	23,273,110
Votes Withheld	2,710,536

Charles M. Cohen
Votes For	23,238,561
Votes Withheld	2,745,085

Carter H. Eckert
Votes For	23,248,111
Votes Withheld	2,735,535

7.	Proposal No. 7:

Election of three directors at the effective time of the merger to hold office until the 2008 annual meeting of stockholders.

Richard B. Brewer
Votes For	23,295,217
Votes Withheld	2,688,429

Arnold L. Oronsky
Votes For	23,237,331
Votes Withheld	2,746,315

Michael F. Powell
Votes For	23,247,811
Votes Withheld	2,735,835

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 12, 2005, our common stock began trading on the NASDAQ National Market under the symbol “CGTK.” As of March 1, 2006 there were approximately 180 stockholders of record of our common stock. The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock as reported by the NASDAQ National Market, as adjusted for the one-for-four reverse stock split effected on December 15, 2005.

	Common Stock
	High	Low
Year Ended December 31, 2004
February 12 through March 31	$84.80	$68.84
Second Quarter	$84.80	$57.00
Third Quarter	$71.56	$48.00
Fourth Quarter	$80.68	$30.80

	Common Stock
	High	Low
Year Ended December 31, 2005
First Quarter	$33.60	$9.04
Second Quarter	$11.72	$8.44
Third Quarter	$11.52	$9.16
Fourth Quarter	$10.85	$8.80

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2005, we did not repurchase any equity securities.

Item 6. Selected Financial Data

On December 15, 2005, Corgentech completed a merger with AlgoRx, pursuant to which AlgoRx became a wholly-owned subsidiary of Corgentech. As AlgoRx’s stockholders, a warrantholder and the designated beneficiaries of the AlgoRx 2005 Retention Bonus Plan received approximately 62% of the fully-diluted shares of the combined company immediately following consummation of the merger, AlgoRx is deemed to be the acquiring company for accounting purposes. The assets and liabilities of Corgentech have been recorded as of December 15, 2005, at their respective fair values and added to those of AlgoRx, and the combined company’s consolidated balance sheet data is presented as of December 31, 2005. The consolidated results of operations of the combined company for the year ended December 31, 2005 and for the period from March 6, 2001 (Inception) to December 31, 2005 reflect those of AlgoRx, to which the operations of Corgentech have been added since December 15, 2005. The consolidated statements of operations data for the period from March 6, 2001 (Inception) to December 31, 2001 and for the years ended December 31, 2002, 2003 and 2004 and the consolidated balance sheet data as of December 31, 2001, 2002, 2003 and 2004 were derived from AlgoRx’s historical audited financial statements and do not reflect the merger with Corgentech.

The following consolidated selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	Period from March 6, 2001 (Inception) to December 31, 2001	2002	2003	2004	2005	Period from March 6, 2001 (Inception) to December 31, 2005
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Contract revenue	$—	$149	$100	$—	$—	$249
Operating expenses:
Research and development	365	11,745	12,191	17,169	19,294	60,764
General and administrative	1,096	3,076	3,477	6,468	17,234	31,351
Acquired in-process research and development.	—	5,716	—	—	—	5,716

Total operating expenses	1,461	20,537	15,668	23,637	36,528	97,831

Loss from operations	(1,461)	(20,388)	(15,568)	(23,637)	(36,528)	(97,582)
Gain (loss) on sale of assets	—	(36)	103	—	22	89
Interest and other income	47	237	86	628	1,263	2,261
Interest and other expense	(2)	(4)	(107)	(24)	—	(137)

Net loss before extraordinary gain	(1,416)	(20,191)	(15,486)	(23,033)	(35,243)	(95,369)
Extraordinary gain	—	—	—	—	1,725	1,725

Net loss	(1,416)	(20,191)	(15,486)	(23,033)	(33,518)	(93,644)

Net loss attributable to common stockholders	$(1,416)	$(20,191)	$(15,486)	$(23,033)	$(33,518)	$(93,644)

Basic and diluted net loss attributable to common stockholders	$(79.27)	$(110.36)	$(59.75)	$(27.68)	$(16.89)

Shares used in computing basic and diluted net loss attributable to common stockholders	17,866	182,949	259,182	832,024	1,984,951

See Note 12 to our financial statements for a description of the method used to compute basic and diluted net loss per common share and shares used in computing basic and diluted net loss per common share.

	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$7,914	$8,873	$4,546	$39,858	$94,913
Total assets	8,053	12,681	7,401	43,254	97,917
Convertible preferred stock	9,099	32,194	32,194	87,687	—
Accumulated deficit	(1,416)	(21,607)	(37,093)	(60,126)	(93,644)
Total stockholders’ equity (deficit)	(1,391)	(21,277)	(36,562)	(47,877)	89,540

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with “Item 6. Selected Financial Data,” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

Merger with AlgoRx Pharmaceuticals, Inc.

On December 15, 2005, Corgentech Inc. completed a merger with AlgoRx Pharmaceuticals, Inc., a privately-held company, pursuant to which AlgoRx became a wholly-owned subsidiary of Corgentech. As AlgoRx’s stockholders, a warrantholder and the designated beneficiaries of the AlgoRx 2005 Retention Bonus Plan received approximately 62% of the fully-diluted shares of the combined company immediately following consummation of the merger, AlgoRx is deemed to be the acquiring company for accounting purposes. Corgentech issued 13.1 million shares of Corgentech common stock in the merger. In connection with the merger, Corgentech also effected a one-for-four reverse stock split effective on December 15, 2005. All share and per share amounts presented in this Annual Report have been adjusted for this split.

The assets and liabilities of Corgentech have been recorded as of December 15, 2005, at their respective fair values and added to those of AlgoRx. The reported results of operations of the combined company for periods subsequent to December 15, 2005 reflect those of AlgoRx, to which the operations of Corgentech have been added since December 15, 2005. The operating results of the combined company reflect purchase accounting adjustments, including and extraordinary gain for negative goodwill. In addition, the historical financial condition and results of operations shown for comparative purposes in this Annual Report on Form 10-K (e.g. as of and for the years ended December 31, 2003 and 2004) and in future periodic filings will solely reflect those of AlgoRx.

Corgentech was incorporated in Delaware in 1999 and AlgoRx was incorporated in Delaware in 2001.

Overview

Corgentech is a biopharmaceutical company focused on the development and commercialization of novel therapeutic treatments for pain management and inflammation. In December 2005, we completed a merger with AlgoRx, a private company, creating a late-stage company with four products in our combined pipeline.

•	3268, a fast-acting local anesthetic, has successfully completed two Phase 3 trials and we anticipate filing a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for 3268 in mid-2006.

•	4975, a long-acting anesthetic, is being developed for site-specific, moderate to severe pain, and has completed and is being studied in multiple Phase 2 trials in post-surgical, neuropathic and musculoskeletal pain.

•	Avrina™, which demonstrated a highly potent inhibition of atopic dermatitis in preclinical studies, completed two Phase 1/2 clinical trials for the treatment of eczema.

•	1207 is a new class of anesthetic that is long lasting and rapidly working in preclinical models and is expected to enter the clinic in 2006.

Each of our product candidates employs a different mechanism of action. 3268 is comprised of microcrystals of lidocaine delivered into the skin by compressed gas. 3268 employs a proprietary needle-free dispenser. 4975 is a novel non-opioid drug candidate that is a VR1 agonist based on the compound capsaicin which provides analgesia relief for between two and three months. Avrina is a highly selective and potent inhibitor of the transcription factor, NF-KB, which is implicated in inflammatory diseases such as eczema, asthma and inflammatory bowel disease, or IBD. 1207 is undergoing preclinical development as a topical local anesthetic and acts by binding to the fast sodium channel. We have retained the commercialization rights to all of our product candidates.

Restructuring Activities

In connection with the merger, our board of directors approved a restructuring plan to reduce research costs, realign development efforts and realize operational efficiencies in the general and administrative function. As of December 31, 2005, we had incurred approximately $439,000 related to the restructuring plan, primarily related to employee severance costs, and expect to incur approximately $455,000 in additional costs which will be recorded in the first half of 2006. Costs associated with our restructuring plan were related to the termination of 19 employees and were recorded as a charge in general and administrative expense and research and development expense. We expect to complete our restructuring activities by mid-2006.

In addition to our announced restructuring plan, we may incur significant costs integrating Corgentech’s and AlgoRx’s operations, products and personnel. These costs may include costs for:

•	employee redeployment or relocation;

•	conversion of information systems;

•	combining development, regulatory, manufacturing and commercial teams and processes;

•	reorganization of facilities; and

•	relocation or disposition of excess equipment.

For example, in March 2006, we exited a former AlgoRx facility in Sunnyvale, California and recorded an accrual of approximately $117,000, offset by future sublease income of approximately $93,000. If our estimate of future sublease income is incorrect we may incur additional expense.

Retention Bonus Plan

In July, 2005, AlgoRx adopted the AlgoRx 2005 Retention Bonus Plan, or Retention Bonus Plan, pursuant to which AlgoRx’s 22 employees and one director became entitled to receive a retention bonus if they remain employed by AlgoRx or continue to provide services through the effective time of the merger or are terminated without cause within 90 days prior to the merger. The bonus payment pursuant to the Retention Bonus Plan consisted of a fixed and a discretionary bonus of 4.33% and 2.17%, respectively, of the total value of Corgentech shares issued to AlgoRx stockholders in the merger transaction. The AlgoRx board of directors has determined that up to 40% of the retention bonus payment may be paid in cash, and the remaining 60% of the retention bonus payment may be paid in Corgentech common stock. On December 16, 2005, we paid the fixed and discretionary bonus pool of approximately $8.0 million, consisting of 511,410 shares of Corgentech common stock, of which 41,528 shares are held in escrow until June 15, 2006, and approximately $3.2 million in cash. The average of the closing sale prices for Corgentech common stock for the five day consecutive trading days ending three trading days prior to the merger closing date, or $9.44 per share, was used for purposes of determining the number of shares to issue as prescribed under the Retention Bonus Plan.

Under the Retention Bonus Plan, one director received 53,033 shares of Corgentech common stock, of which 4,307 shares are held in escrow until June 15, 2006, and $83,440 in cash.

Financial Operations Overview

Revenue

We do not expect to generate revenue from product sales or royalties until at least 2007, if at all. Our goal is to generate revenue from product sales. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the sale of our products to the extent any are successfully commercialized.

Research and Development Expenses

Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel;

•	costs of facilities and equipment;

•	fees paid to consultants and clinical research organizations in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with the clinical trials;

•	fees paid to research organizations in conjunction with non-clinical animal studies;

•	costs of materials used in research and development;

•	upfront and milestone payments under in-licensing agreements;

•	consulting fees paid to third parties; and

•	depreciation of capital resources used to develop products.

We expense both internal and external research and development costs as incurred. We expect our research and development expenses to increase as we continue to develop our product candidates.

We use our employee and infrastructure resources across several projects, and some costs are not attributable to an individually-named project but rather are directed across these research projects. Accordingly, we make certain allocations for these internal research and development costs on a project-by-project basis. As a result, we cannot state precisely the total costs incurred for each of our clinical and preclinical projects on a project-by-project basis. The following table shows, from inception through December 31, 2005, the total costs associated with 4975, 3268 and 1207, Avrina™ and other research and development activities (in thousands):

	Period from March 6, 2001 (Inception) to December 31, 2001	Year Ended December 31,				Period from March 6, 2001 (Inception) to December 31, 2005
		2002	2003	2004	2005
4975	$365	$4,047	$4,697	$7,951	$9,775	$26,835
3268	—	6,877	7,129	5,860	5,992	25,858
1207	—	—	—	2,536	1,166	3,702
Avrina	—	—	—	—	156	156
Other research and development	—	821	365	822	2,205	4,213

Total	$365	$11,745	$12,191	$17,169	$19,294	$60,764

We expect that a large percentage of our research and development expenses in the future will be incurred in support of the submission of an NDA for 3268 and our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We test our product candidates in numerous preclinical studies for toxicology, safety and efficacy. We then conduct early stage clinical trials for each drug candidate. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	the number of patients included in the trials;

•	the length of time required to enroll suitable patient subjects;

•	the number of sites that participate in the trials;

•	the number of doses that patients receive;

•	the duration of patient follow-up;

•	the phase of development the product is in; and

•	the efficacy and safety profile of the product.

None of our drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that our clinical data establishes the safety and efficacy of our drug candidates.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will receive cash inflows from the commercialization and sale of a product.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, including stock-based compensation, for employees in executive and operational functions, including finance, business development and corporate development. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. Due to the merger between Corgentech and AlgoRx, we expect to incur significant costs to operate as a publicly-traded company, including compliance with regulations covering corporate governance and internal controls.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to the financial statements included in this annual report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of the financial statements.

Stock-Based Compensation

Stock-based compensation represents the difference between the exercise price of options granted to employees and directors and the fair value of Corgentech and AlgoRx common stock on the date of grant for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations. Certain option grants were considered compensatory because the estimated fair value was greater than the exercise price on the date of grant. We recognize this compensation charge over the vesting periods of the shares purchasable upon exercise of options.

Most of the stock compensation charges we recorded in 2005 related to options granted to the former AlgoRx employees. AlgoRx’s board evaluated the financial condition and business operations in light of the third-party indications to arrive at a fair value of the common stock. In January 2005, AlgoRx filed for an IPO with a price range of $10 to $12 which was subsequently lowered to $7 to $8 and subsequently to $5 to $7. AlgoRx did not successfully price the IPO in February 2005 and subsequently determined the fair value of its common stock to be $5.10, which incorporates a liquidity discount to the median of the final price range.

We recorded deferred stock-based compensation primarily related to stock options granted to AlgoRx employees and directors of $160,000 and related amortization of $13,000 during 2003. We recorded deferred stock-based compensation, net of forfeitures, of $9.6 million in 2004 and related amortization of $2.2 million and $2.2 million during 2004 and 2005, respectively. Please see “Recent Accounting Pronouncements” below for a further discussion of expected stock-based compensation expense in 2006.

Clinical Trial Accounting

Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses related to clinical trials generally are accrued based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.

Results of Operations

Comparison of the Years Ended December 31, 2005 and 2004

Contract Revenues. For the year ended December 31, 2005 and 2004, we did not recognize any revenues.

Research and Development Expenses. Research and development expenses were $19.3 million for the year ended December 31, 2005, compared with $17.2 million for the year ended December 31, 2004. The $2.1 million increase was primarily due to $132,000 of higher clinical costs related to 3268, $1.8 million of higher clinical costs related to 4975 due to increased clinical trials, $1.2 million of higher preclinical expenses related to 1207, an increase of $156,000 related to Avrina™ clinical development and $1.4 million in higher general research and development costs, partially offset by $2.5 million of lower licensing costs related to 1207.

General and Administrative Expenses. General and administrative expenses were $17.2 million for the year ended December 31, 2005, compared with $6.5 million for the year ended December 31, 2004. The $10.7 million increase was primarily due to $5.6 million of expenses related to the retention plan payout, $1.7 million of expenses related to the planned IPO, increases of $1.3 million in salary, $893,000 in higher general corporate legal and patent costs, and $1.1 million in other administrative costs related to increased staffing and facility costs associated with the move to our Secaucus, New Jersey location.

Interest Expense. Interest expense was $0 for the year ended December 31, 2005 compared with $24,000 for the year ended December 31, 2004. The $24,000 interest expense in 2004 was due to the two month period of time in 2004 during which $9.8 million of convertible notes were outstanding.

Interest and Other Income, net. Interest and other income was $1.3 million for the year ended December 31, 2005, compared with $628,000 for the year ended December 31, 2004. The increase was due to higher interest rates and higher average cash and investment balances in 2005 compared to 2004.

Extraordinary gain. In 2005, we recorded negative goodwill as an extraordinary gain of $1.7 million which is the excess of fair value of acquired Corgentech assets and liabilities assumed, after writing-down of Corgentech property and equipment, over the purchase price for Corgentech.

Subsequent to the issuance on February 23, 2006 of our earnings release for the fourth quarter and year ended December 31, 2005, we determined that, as of the time of the earnings release, we had (a) under-expensed the retention plan payout by $175,000, (b) over-accrued the severance accrual by $79,000 and (c) over-accrued employee cash bonuses by $24,000, and as a result, our research and development expenses were understated by $72,000 for the fourth quarter and year ended December 31, 2005. We further determined that, as of the time of the earnings release, we had (a) under-expensed the retention plan payout by approximately $409,000 and (b) over-accrued employee cash bonuses by $90,000, and as a result, our general and administrative expenses were understated by $319,000 for the fourth quarter and year ended December 31, 2005. We also determined that, as of the time of the earnings release, we had over-estimated the extraordinary gain by $79,000. The net loss for these periods was thus understated by approximately $470,000. Our audited consolidated financial statements for the year ended December 31, 2005 included in this Annual Report on Form 10-K reflect these revisions.

Comparison of the Years Ended December 31, 2004 and 2003

Contract Revenues. We recognized $100,000 of revenue during the year ended December 31, 2003 and no revenue in the year ended December 31, 2004. This revenue was derived from the licensing of technology acquired as part of the PowderJect acquisition that we did not intend to develop ourselves. Under the terms of the agreement, the licensee paid us a one-time fee of $100,000 upon the execution of the agreement, and the licensee is obligated to pay us royalties equal to a percentage of sales. To date, no royalty payments have been paid nor do we expect to receive any in the near future. We do not expect any future royalty payments under the agreement to be material.

Research and Development Expenses. Research and development expenses were $17.2 million for the year ended December 31, 2004, compared with $12.2 million for the year ended December 31, 2003. The $5.0 million increase in our research and development expenses reflects an increase of $3.3 million for 4975, an increase of $2.5 million for 1207 and an increase of $0.5 million in other research and development expense offset by a decrease of $1.3 million for the 3268 program. The $3.3 million increase in costs for the 4975 program for the year ended 2004 was primarily attributable to an increase of $3.5 million in clinical, salary and other costs to support the increased clinical activity as we completed two Phase 2 clinical trials begun in 2003, offset by a decrease of $0.2 million in drug safety costs that were incurred to support the IND for 4975 and the initiation and planning of five other clinical trials for 4975. The $1.3 million decrease in costs for the 3268 program in 2004 was primarily attributed to decreased personnel costs of $1.8 million and decreased clinical costs of $0.4 million, offset by an increase of $0.9 million in manufacturing, quality assurance and other costs. The decreased personnel costs were due to our reduction of force of 28 employees in March 2003, all of whom were involved with the 3268 program. The increase in manufacturing, quality assurance and other costs of $0.9 million was due to a variety of projects necessary to prepare for Phase 3 clinical trials and potential commercialization of the product candidate. The increase of $2.5 million in costs for 1207 was due to the licensing fees paid to in-license the product from Bridge Pharma. The increase in other research and development of $0.5 million was due to an increase in stock-based compensation costs.

In March 2003, we announced a reorganization plan intended to reduce operating costs at our Fremont, California facility in response to a clinical hold placed on 3268 by the FDA. The primary focus of the workforce at the Fremont facility was 3268. We reduced our staff by 28 employees though no research projects were discontinued. The 28 employees represented approximately 82% of total employees at the Fremont facility and 61% of total AlgoRx employees overall as of the date of reorganization. During the clinical hold period, which lasted three months, we began an outsourcing program that has since replaced all of the necessary functions with outside vendors and consultants. The total restructuring cost of $1.1 million was expensed during 2003. Severance and related costs were $0.8 million. The vesting of certain options held by the terminated employees was accelerated in connection with this reorganization, and we recorded a charge of approximately $66,000 related to this acceleration of vesting. The reorganization resulted in an impairment of the assembled workforce intangible asset that had been recorded as a result of the March 2002 acquisition from PowderJect Pharmaceuticals plc. This impairment of $0.2 million was recorded as accelerated amortization expense during 2003 and was classified under research and development expenses for the year ended December 31, 2003.

General and Administrative Expenses. General and administrative expenses were $6.5 million for the year ended December 31, 2004, compared with $3.5 million for the year ended December 31, 2003. The $3.0 million increase was primarily attributable to increases of $1.7 million in salary and other administrative costs related to the expansion of our business and clinical programs and $1.3 million in stock-based compensation costs.

Interest Expense. Interest expense was approximately $24,000 for the year ended December 31, 2004, compared with approximately $107,000 for the year ended December 31, 2003. The $83,000 decrease was due to the shorter period of time in 2004 during which the $9.8 million of convertible notes were outstanding.

Interest and Other Income, net. Interest and other income was $628,000 for the year ended December 31, 2004, compared with $86,000 for the year ended December 31, 2003. The increase was due to higher average cash and investment balances in 2004.

Income Taxes

As of December 31, 2005, we had net operating loss and research carryforwards for federal income taxes of $222.9 million and $8.2 million, respectively. If not utilized, federal net operating loss carryforwards will begin to expire in 2012. Our utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

As of December 31, 2004 and 2005, we had deferred tax assets representing the benefit of net operating loss carryforwards and certain start-up costs capitalized for tax purposes. We did not record a benefit for the deferred tax assets because realization of the benefit was uncertain and, accordingly, a valuation allowance is provided to offset the deferred tax assets.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily through the sale of equity securities. As of December 31, 2005, we had raised $87.8 million of cash proceeds from the sale of equity securities, including promissory notes that were converted into preferred stock, net of offering expenses.

As of December 31, 2005, we had $94.9 million in cash, cash equivalents and marketable securities as compared to $39.9 million as of December 31, 2004, an increase of $55.0 million. This increase resulted primarily from the merger between Corgentech and AlgoRx, in which Corgentech’s cash, cash equivalent and marketable securities were acquired.

Cash Flows

Net cash used in operating activities increased from $13.9 million in 2003 to $18.2 million in 2004 and to $25.5 million in 2005. The increase in cash used in operating activities from 2003 to 2004 and from 2004 to 2005 was due to continued expansion of research and development activities and clinical trial costs. The increase in 2005 consisted primarily of a net loss for the period of $33.5 million plus an extraordinary gain related to excess purchase value paid for Corgentech over net assets acquired and decrease in other accrued liabilities of $3.0 million, partially offset by non-cash compensation expenses, depreciation and amortization expenses, decrease in prepaid expense and other current and non-current assets, and increase in accounts payable of $11.0 million.

Net cash provided by/used in investing activities changed from cash used of $171,000 for 2003 to cash used of $26.4 million in 2004 to cash provided of $29.0 million. The increase in net cash used by investing activities from 2003 to 2004 is primarily due to net purchase of marketable securities of $26.3 million. The increase in net cash provided by investing activities from 2004 to 2005 is primarily due to net sales of marketable securities of $29.0 million to fund operations.

Net cash provided by financing activities increased from $9.8 million in 2003 to $53.7 million in 2004 and decreased to $22.7 million in 2005. The increase in cash provided by financing activities from 2003 to 2004 was primarily due to incremental proceeds of $43.9 million from the issuance of Series C convertible preferred stock over the bridge loan financing in 2003. The decrease of $31.0 million from 2004 to 2005 was primarily due to lower cash acquired in 2005 as a result of the merger between Corgentech and AlgoRx compared to cash raised through the sale of our Series C convertible preferred stock in 2004.

Credit Facility

In February 2003, Corgentech entered into a three year-term equipment line of credit with GE Capital Corporation providing funding of up to $1.5 million. At December 31, 2005, we had drawn down $1.4 million on the line of credit and will not draw on this line in future periods. Amounts under the line of credit of approximately $150,000 at December 31, 2005 are secured by the equipment purchased.

Operating Capital and Capital Expenditure Requirements

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	the progress of preclinical development and laboratory testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the number of product candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our plans to establish sales, marketing and/or manufacturing capabilities;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development and commercialization of our products.

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements through mid-2007. Until we can generate significant cash from our operations, we expect to continue to fund our operations with our existing cash, cash equivalent and marketable securities. If we need to raise funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Contractual Obligations

Our outstanding contractual obligations relate to our equipment debt financings, facilities leases, and obligations under our agreement with our third-party contract manufacturer. Our contractual obligations as of December 31, 2005 were as follows (in millions):

Contractual Obligations	Payments Due by Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Equipment financing	$0.2	$0.2	$—	$—	$—
Operating leases	4.6	2.4	2.2	—	—

Total contractual cash obligations	$4.8	$2.6	$2.2	$—	$—

The contractual summary above reflects only payment obligations that are fixed and determinable. We also have contractual payment obligations, the timing of which is contingent on future events. In October 2004, we licensed the intellectual property underlying 1207 from Bridge Pharma, Inc. In consideration for the license, we paid Bridge Pharma, Inc. an up-front license fee consisting of a cash payment of $1.0 million and the issuance of 160,000 shares of our common stock. Such amounts were expensed during the fourth quarter of 2004. We valued the 160,000 shares at approximately $1.5 million based on our determination of the fair value of common stock at the time of issuance. We are also obligated to pay additional fees to Bridge Pharma, Inc. if it achieves certain clinical, regulatory and commercial milestones. We are required to pay such milestone payments upon the commencement of Phase 1, 2 and 3 clinical trials and upon the occurrence of certain events including the filing of a new drug application with the FDA, the regulatory approval for each of the first and second products using the licensed technology and reaching certain revenue thresholds. We may be obligated to pay up to an aggregate of $2.5 million in milestone payments prior to product approval, plus additional amounts up to an aggregate of $3.0 million payable upon the regulatory approval of a licensed product for each of the first, second and third indications. To date, we have paid no milestone payments. We are obligated to spend a minimum of $1.0 million for product development in each calendar year during the term of the agreement commencing in 2005 and ending on the first commercial sale of a product using the licensed technology.

Under all of our license agreements, we could be required to pay up to a total of $6.7 million in payments for milestones such as the initiation of clinical trials and the granting of patents. As of December 31, 2005, we incurred approximately $2.7 million of milestone charges, including approximately $1.2 million of cash payments and approximately $1.5 million of stock compensation, for the execution of agreements, patent approvals and the initiation of U.S. clinical trials. Milestone payments will also be due upon the first administration to a subject using licensed technology in a Phase 1 clinical trial, the first administration to a subject using licensed technology in a Phase 3 clinical trial and FDA approval of 4975. Phase 3 clinical trials and product approval of 4975 in addition to sales milestones and royalties payable on commercial sales if any occur. We have no material commitments for capital expenditures.

We are obligated to make certain payments under our license agreements with The Brigham and Women’s Hospital, Inc. and The Board of Trustees of the Leland Stanford Junior University if milestones relating to the development and regulatory approval of TF Decoys and pressure-delivery are achieved. In addition, if TF Decoys are successfully commercialized we will pay royalties and pursuant to these license agreements.

We have also entered into letters of credit totaling $669,000 securing our operating lease obligations. We are required to set aside cash as collateral. At December 31, 2005, we had $669,000 in certificates of deposit designated as restricted cash, which is not available for use in current operations.

While we do not have definitive agreements in place for the full amount, in the three months ended March 31, 2006, we have made binding commitments to spend an aggregate of approximately $8.1 million on equipment and infrastructure for the manufacture of 3268.

Off-Balance Sheet Arrangements

At December 31, 2004 and 2005, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We will use the prospective adoption method and have determined that the adoption of SFAS 123R in January 1, 2006 will increase net loss for the year ended December 31, 2006 by approximately $8.0 million assuming no new grants of options in 2006 and no cancellations of existing options outstanding at December 31, 2005. We expect to issue additional stock option grants in 2006, and therefore we expect our stock-based compensation expense will be higher than $8.0 million; however, we cannot forecast such amounts at this time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1 percent from December 31, 2005 levels, the fair value of our portfolio would decline by approximately $98,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are submitted as a separate section of this Annual Report on Form 10-K. See Item 15 of Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of December 31, 2005, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K.

Changes in internal controls.

In December 2005, Corgentech completed a merger with AlgoRx, pursuant to which AlgoRx became a wholly-owned subsidiary of Corgentech. Subsequent to the completion of the merger, all AlgoRx accounting and finance functions, including information systems, were transferred from AlgoRx to Corgentech functions and systems or discontinued. The combined company’s disclosure controls and procedures and internal controls over financial reporting as of December 31, 2005 reflect those of Corgentech prior to the merger with AlgoRx. Please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Merger with AlgoRx Pharmaceuticals, Inc.” for a discussion of the presentation of the financial statements contained in this Annual Report on Form 10-K and their historical attribution.

Except as discussed above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information

On February 24, 2006, the Compensation Committee of our Board of Directors awarded the following cash bonuses to executive officers:

Name	Title	Amount
John P. McLaughlin	Chief Executive Officer	$140,000
James Z. Huang	President	$139,000
Richard P. Powers	Vice President and Chief Financial Officer	$95,000
Patrick A. Broderick	Vice-President, General Counsel and Corporate Secretary	$75,000

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning our directors will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Stockholders, to be held on June 21, 2006, under the caption “Proposal 1—Election of Directors” and is incorporated by reference into this Annual Report on Form 10-K. Information concerning our Audit Committee and Financial Expert is incorporated by reference to the section entitled “Audit Committee” to be contained in our definitive Proxy Statement. Information concerning procedures for recommending directors is incorporated by reference to the section entitled “Nominating and Corporate Governance Committee” to be contained in our definitive Proxy Statement. Information concerning our Executive Officers is set forth under “Executive Officers and Key Employees” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” to be contained in our definitive Proxy Statement. Information concerning our code of conduct is incorporated by reference to the section entitled “Code of Conduct,” to be contained in our definitive Proxy Statement.

Item 11. Executive Compensation

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Stockholders, to be held on June 21, 2006, under the caption “Executive Compensation,” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Stockholders, to be held on June 21, 2006, under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans,” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Stockholders, to be held on June 21, 2006, under the caption “Certain Transactions,” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Stockholders, to be held on June 21, 2006, under the caption “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm,” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

		Page
1.	Financial Statements	50
2.	Report of Independent Registered Public Accounting Firm	51
3.	Notes to Financial Statements	57
4.	Financial Statement Schedules—None.
5.	Exhibits—See Exhibit Index

(b)	Exhibits

See Item 15(a) above.

(c)	Financial Statement Schedule

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Corgentech Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Corgentech Inc.

We have audited the accompanying consolidated balance sheets of Corgentech Inc. as of December 31, 2004 and 2005 and the related consolidated statements of operations and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005, and for the period from March 6, 2001 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corgentech Inc. at December 31, 2004 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, and for the period from March 6, 2001 (inception) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 24, 2006

Corgentech Inc.

(a development stage company)

(In thousands, except share and per share amounts)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$13,595	$39,741
Marketable securities	26,263	55,172
Prepaid expenses and other current assets	391	1,464

Total current assets	40,249	96,377
Property and equipment, net	1,370	871
Restricted Cash	—	669
Deferred financing costs	1,222	—
Other assets	413	—

Total assets	$43,254	$97,917

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6	$1,037
Accrued compensation	518	2,573
Other accrued liabilities	2,920	4,767

Total current liabilities	3,444	8,377

Commitments

Series A convertible preferred stock, $0.001 par value; 9,150,000 shares and none authorized, issued and outstanding at December 31, 2004 and 2005, respectively (aggregate liquidation preference of $9,150,000 and $0 at December 31, 2004 and 2005, respectively)	9,100	—

Series B convertible preferred stock, $0.001 par value; 17,858,462 shares and none authorized at December 31, 2004 and 2005, respectively; 11,692,308 shares and none issued and outstanding at December 31, 2004 and 2005, respectively (aggregate liquidation preference of $15,200,000 and $0 at December 31, 2004 and 2005)	15,078	—

Series C convertible preferred stock, $0.001 par value; 110,397,292 shares and none authorized at December 31, 2004 and 2005, respectively; 109,704,634 shares and none issued and outstanding at December 31, 2004 and 2005, respectively (aggregate liquidation preference of $97,500,000 and $0 at December 31, 2004 and 2005, respectively)	63,509	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; none and 5,000,000 shares authorized at December 31, 2004 and 2005 respectively; none issued or outstanding at December 31, 2004 and 2005, respectively	—	—
Common stock, $0.001 par value, 17,384,026 and 100,000,000 shares authorized at December 31, 2004 and 2005, respectively; 1,120,333 and 20,073,924 shares outstanding at December 31, 2004 and 2005, respectively	1	20
Additional paid-in capital	19,859	183,837
Accumulated other comprehensive loss	(50)	(101)
Deferred compensation	(7,561)	(572)
Deficit accumulated during the development stage	(60,126)	(93,644)

Total stockholders’ equity (deficit)	(47,877)	89,540

Total liabilities and stockholders’ equity (deficit)	$43,254	$97,917

See accompanying notes.

Corgentech Inc.

(a development stage company)

(In thousands, except share and per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,			Period from March 6, 2001 (inception) to December 31, 2005
	2003	2004	2005
Contract revenues	$100	$—	$—	$249

Costs and expenses:
Research and development	12,191	17,169	19,294	60,764
General and administrative	3,477	6,468	17,234	31,351
Acquired in-process research and development and other	—	—	—	5,716

Total costs and expenses	15,668	23,637	36,528	97,831

Loss from operations	(15,568)	(23,637)	(36,528)	(97,582)
Gain on sale of assets	103	—	22	89
Interest expense	(107)	(24)	—	(137)
Interest and other income, net	86	628	1,263	2,261

Loss before extraordinary gain	(15,486)	(23,033)	(35,243)	(95,369)
Extraordinary gain	—	—	1,725	1,725

Net loss	$(15,486)	$(23,033)	$(33,518)	$(93,644)

Basic and diluted net loss per share	$(59.75)	$(27.68)	$(16.89)

Weighted average shares outstanding—basic and diluted	259,182	832,024	1,984,951

See accompanying notes.

Corgentech Inc.

(a development stage company)

(In thousands, except share and per share amounts)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Period from March 6, 2001 (inception) to December 31, 2005

	Common Stock		Additional Paid-In Capital	Other Comprehensive Loss	Deferred Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at March 6, 2001 (inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founders for $0.001 per share in March 2001	150,000	—	1	—	—	—	1
Issuance of common stock upon exercise of stock options in April 2001	23,800	—	24	—	—	—	24
Net loss and comprehensive loss	—	—	—	—	—	(1,416)	(1,416)

Balance at December 31, 2001	173,800	—	25	—	—	(1,416)	(1,391)
Issuance of common stock upon exercise of stock options in March 2002	10,150	—	10	—	—	—	10
Issuance of common stock for acquisition of PowderJect Technologies, Inc. in March 2002	152,615	—	229	—	—	—	229
Stock-based compensation resulting from stock options granted to non-employees	—	—	66	—	—	—	66
Net loss and comprehensive loss	—	—	—	—	—	(20,191)	(20,191)

Balance at December 31, 2002	336,565	—	330	—	—	(21,607)	(21,277)
Issuance of common stock upon exercise of stock options in 2003	4,725	—	6	—	—	—	6
Accrued interest costs	—	—	107	—	—	—	107
Deferred compensation related to stock options	—	—	156	—	(156)	—	—
Noncash compensation	—	—	66	—	—	—	66
Repurchase of common stock	—	—	—	—			—
Amortization of deferred compensation	—	—	—	—	13	—	13
Stock-based compensation resulting from stock options granted to non-employees	—	—	9	—	—	—	9
Net loss and comprehensive loss	—	—	—	—	—	(15,486)	(15,486)

Balance at December 31, 2003	341,290	—	674	—	(143)	(37,093)	(36,562)
Issuance of common stock	160,000	—	1,536	—	—	—	1,536
Deferred compensation related to stock options	—	—	9,582	—	(9,582)	—	—
Exercise of stock options	2,428	—	4	—	—	—	4
Conversion of Series B convertible preferred stock to common stock	616,615	1	8,015	—	—	—	8,016
Non-cash interest expense	—	—	24	—	—	—	24
Amortization of deferred compensation	—	—	—	—	2,164	—	2,164
Stock-based compensation resulting from stock options granted to non-employees	—	—	24	—	—	—	24
Net loss	—	—	—	—	—	(23,033)	(23,033)
Other comprehensive loss	—	—	—	(50)	—	—	(50)

Total comprehensive loss							(23,083)

Corgentech Inc.

(a development stage company)

(In thousands, except share and per share amounts)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

Period from March 6, 2001 (inception) to December 31, 2005

	Common Stock		Additional Paid-In Capital	Other Comprehensive Loss	Deferred Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2004	1,120,333	1	19,859	(50)	(7,561)	(60,126)	(47,877)
Issuance of common stock pursuant to merger, net cancellations of AlgoRx common stock	18,379,888	18	163,210	—	—	—	163,228
Reversal of AlgoRx’s deferred compensation	—	—	(5,676)	—	5,676		—
Deferred compensation assumed related to stock options	—	—	645	—	(645)	—	—
Amortization of deferred compensation	—	—	—	—	1,958	—	1,958
Retention bonus	511,410	1	4,827	—	—	—	4,828
Exercise of stock options	62,293	—	93	—	—	—	93
Repricing of options	—	—	47	—	—	—	47
Extension of directors’ option exercisability	—	—	150	—	—	—	150
Acceleration of vesting of employee stock options	—	—	63	—	—	—	63
Stock-based compensation resulting from stock options granted to non-employees	—	—	619	—	—	—	619
Net loss	—	—	—	—	—	(33,518)	(33,518)
Other comprehensive loss	—	—	—	(51)	—	—	(51)

Total comprehensive loss							(35,569)

Balance at December 31, 2005	20,073,924	$20	$183,837	$(101)	$(572)	$(93,644)	$89,540

See accompanying notes.

Corgentech Inc.

(a development stage company)

(In thousands)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,			Period from March 6, 2001 (inception) to December 31, 2005
	2003	2004	2005
Operating activities
Net loss	$(15,486)	$(23,033)	$(33,518)	$(93,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,060	1,135	543	3,705
Extraordinary gain	—	—	(1,725)	(1,725)
Non-cash stock-based compensation	88	2,188	2,857	5,199
Non-cash retention plan	—	—	4,828	4,828
Non-cash interest expense	107	24	—	131
Issuance of common stock for licensing fee	—	1,536	—	1,536
Acquired in-process research and development	—	—	—	5,716
Amortization of intangible assets	274	—	—	448
Loss on disposal of equipment	—	—	—	36
Gain on disposal of equipment	(103)	—	(22)	(125)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(21)	(207)	86	(259)
Other assets	(82)	(1,337)	1,417	(19)
Accounts payable	219	(487)	1,029	1,018
Accrued compensation	145	65	694	945
Other accrued liabilities	(162)	1,896	(1,706)	1,300

Net cash used in operating activities	(13,961)	(18,220)	(25,517)	(70,910)

Investing activities
Purchases of property and equipment	(394)	(131)	(59)	(1,163)
Proceeds from disposal of equipment	223	—	18	271
Purchases of marketable securities	—	(41,493)	(18,548)	(60,040)
Sales of marketable securities	—	15,180	47,584	62,764
Acquisition of PowderJect Technologies, Inc.	—	—	—	(1,442)
Other acquisition related expenditures	—	—	—	(97)

Net cash (used in) provided by investing activities	(171)	(26,444)	28,995	293

Financing activities
Repayment of capital lease obligations	—	—	—	(43)
Cash acquired	—	—	22,575	22,575
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	53,709	—	77,887
Proceeds from issuances of common stock	5	4	93	139
Proceeds from debt	9,800	—	—	9,800

Net cash provided by financing activities	9,805	53,713	22,668	110,358

Net (decrease) increase in cash and cash equivalents	(4,327)	9,049	26,146	39,741
Cash and cash equivalents, beginning of period	8,873	4,546	13,595	—

Cash and cash equivalents, end of period	$4,546	$13,595	$39,741	$39,741

Cash flow for merger with AlgoRx
Marketable securities	—	—	$59,915	$59,915
Restricted cash	—	—	450	450
Other current assets	—	—	1,129	1,129
Accrued compensation	—	—	(1,361)	(1,361)
Other accrued liabilities	—	—	(5,002)	(5,002)
Fair value of options assumed	—	—	(6,539)	(6,539)
Direct transaction costs	—	—	(1,951)	(1,951)
Common stock issued	—	—	(68,852)	(68,852)

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$—	$—	$—	$6

Supplemental cash flow information
Issuance of $8,016,000 of convertible preferred stock and $228,923 of common stock in connection with acquisition of PowderJect Technologies, Inc.	$—	$—	$—	$8,245

Conversion of convertible preferred stock to common stock	$—	$8,016	$87,687	$95,703

Conversion of convertible notes to preferred stock	$—	$9,800	$—	$9,800

Equipment acquired under capital leases	$—	$—	$—	$43

See accompanying notes.

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1. Summary of Significant Accounting Policies

Organization, Description of Business and Basis of Presentation

Corgentech Inc. (the “Company” or “Corgentech”) was incorporated on January 19, 1999 in Delaware. On December 15, 2005, Corgentech merged with AlgoRx Pharmaceuticals, Inc. (“AlgoRx”) by issuing common stock of Corgentech to AlgoRx’s stockholders. Immediately following the transaction, approximately 62% of the outstanding fully-diluted shares of Corgentech common stock were owned by AlgoRx’s stockholders. Therefore, the acquiring entity for accounting purposes is AlgoRx in Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. The historical consolidated financial statements dated before December 15, 2005 are those of AlgoRx Pharmaceuticals, Inc. and the consolidated statement of operations for the year ended December 31, 2005 comprises the results from operations of AlgoRx from January 1, 2005 through December 15, 2005 and those of Corgentech and AlgoRx from December 16, 2005 through December 31, 2005.

AlgoRx was incorporated on March 6, 2001 in Delaware. During 2003, AlgoRx was headquartered in Cranbury, New Jersey, with facilities also in Fremont, California. In July of 2004, AlgoRx moved its headquarters to Secaucus, New Jersey. AlgoRx was focused on building a diversified portfolio of pharmaceutical products and technologies to address the pain therapeutic market. AlgoRx’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, establishing facilities and performing research and development. Accordingly and because AlgoRx is the acquiring entity, the Company is also in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises. The Company operates in one business segment.

The Company expects to continue to incur substantial losses over the next several years during its development phase. To fully execute its business plan, the Company will need to complete certain research and development activities and clinical trials. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company plans to meet its capital requirements primarily through issuances of equity securities, research and development contract revenue, and in the longer term, revenue from product sales.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Corgentech Inc., its wholly owned subsidiaries, AlgoRx Pharmaceuticals, Inc., located in Secaucus, New Jersey, and AlgoRx Technologies, Inc. (formerly PowderJect Technologies, Inc.), located in Sunnyvale, California. Intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less.

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets, which range from three to five years, using the straight-line method.

Leasehold improvements are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method.

Intangible Asset

Intangible asset consisted of the assembled workforce acquired in the acquisition of PowderJect Technologies, Inc. (see Note 2). The acquired workforce was amortized on a straight-line basis over two years, which represented the estimated retention period for the related employees. Acquired workforce amortization is recorded in research and development expense.

Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Long-lived assets and certain identifiable assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts payable and accrued expenses, approximate their fair values.

Revenue Recognition

The Company’s revenue recognition policies are in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, or SAB 104, and EITF 00-21, Revenue Recognition in Financial Statements, which provides guidance on revenue recognition in financial statements and is based on the interpretations and practices developed by the SEC. SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence exists of an arrangement; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fees charged for services rendered and products delivered and the collectibility of those fees. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. If the Company has an ongoing involvement or performance obligation, non-refundable up-front fees are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the consolidated statement of operations over the term of the performance obligation. If the Company has no ongoing involvement or performance obligation, non-refundable up-front fees are generally recorded as revenue in the period in which the rights are transferred.

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist of salaries, employee benefits, laboratory supplies, consulting services, manufacturing products and services, preclinical and clinical services, and facility costs.

Acquired in-process research and development relates primarily to in-licensed technology, intellectual property and know-how. The Company evaluates the stage of development of acquired projects, taking into account the level of effort, time and estimated cost associated with further developing the in-process technology and producing a commercial product. The nature of the remaining efforts for completion of acquired in-process research and development projects generally include completion of clinical trials, completion of manufacturing validation, interpretation of clinical and preclinical data and obtaining marketing approval from the FDA and other regulatory bodies, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties exist with timely completion of development projects, including clinical trial results, manufacturing process development results, and ongoing feedback from regulatory authorities, including obtaining marketing approval. In addition, acquired products under development may never be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals, the cost to produce these products in a commercial setting, changes in the reimbursement environment, or the introduction of new competitive products. As a result of the uncertainties noted above, the Company expenses such acquired in-process research and development projects when incurred.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to credit risks consist primarily of cash and cash equivalents and marketable securities. The Company maintains its cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits. Marketable securities are held in custody by a large bank, and the Company does not require collateral to support such instruments. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to significant credit risk related to cash and cash equivalents.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Comprehensive Loss

The Company’s other comprehensive losses for the years ended December 31, 2003, 2004 and 2005 were approximately $0, $50,000 and $51,000, respectively, and are attributed to net unrealized losses on marketable securities. The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”).

Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net loss per common share

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“Basic EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding (excluding unvested founders’ shares subject to repurchase). Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted-average number of common shares and dilutive common shares equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, convertible debt, shares issuable upon the exercise of stock options, and unvested founders’ shares subject to repurchase. Diluted EPS is identical to Basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

Pursuant to the terms of the merger agreement, which were approved by Corgentech and AlgoRx stockholders on December 15, 2005, and due to the liquidation preference of AlgoRx’s preferred stockholders, none of AlgoRx’s common stockholders received shares of common stock of Corgentech in the transaction. Shares of common stock presented in loss per share calculations herein are the historical AlgoRx common shares up to December 14, 2005 included, and the historical Corgentech common shares from December 15, 2005 and after. None of the shares of AlgoRx’s common stock were converted into the shares of Corgentech’s common stock. All AlgoRx common shares were cancelled on December 15, 2005.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation. Such reclassification had no impact on the Company’s financial position, results of operations or cash flows in those years.

Stock-Based Compensation

As permitted by the Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended, the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, in accounting for its stock-based compensation plans. Under APB 25, when the exercise price of the Company’s employee stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is recorded.

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123. The resulting effect on pro forma net loss disclosed is not likely to be representative of the effects of loss on a pro forma basis in future years due to additional grants and years of vesting in subsequent years. Pro forma compensation related to stock option grants is expensed over their respective vesting periods.

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost for options granted under the Company’s stock option plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS 123, the Company’s net loss would have been adjusted to the following pro forma amounts (in thousands):

	Year Ended December 31,
	2003	2004	2005
Net loss, as reported	$(15,486)	$(23,033)	$(33,518)
Add: Noncash employee compensation as reported	13	2,164	2,220
Deduct: Stock-based employee compensation expense under the fair value based method for all awards	(199)	(2,827)	(2,724)

Net loss, pro forma	$(15,672)	$(23,696)	$(34,022)

Basic and diluted loss attributable to common stockholders per share, as reported	$(59.75)	$(27.68)	$(16.89)

Basic and diluted loss attributable to common stockholders per share, SFAS 123, pro forma	$(60.47)	$(28.48)	$(17.14)

The fair values of stock options granted to employees of AlgoRx for the years ended December 31, 2003, 2004 and 2005 were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2004	2005
Risk-free interest rate	4.0%	4.2%	4.2%
Expected life (in years)	9.0	9.0	9.0
Volatility	120%	120%	120%
Dividend yield	—	—	—
Fair value of options granted	$3.07	$6.49	$6.34

The fair values of stock options granted to employees of Corgentech for the years ended December 31, 2003, 2004 and 2005 were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2004	2005
Risk-free interest rate	2.9%	3.1%	4.1%
Expected life (in years)	4.0	4.0	4.0
Volatility	80%	86%	107%
Dividend yield	—	—	—
Fair value of options granted	$42.88	$40.60	$10.74

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the weighted-average assumptions for the Black-Scholes model used in determining the fair value of shares of common stock issued to Corgentech employees under the 2003 Employee Stock Purchase Plan assumed in December 2005:

	Year Ended December 31,
	2003	2004	2005
Risk-free interest rate	—	1.4%	3.6%
Expected life	—	6 months	6 months
Volatility	—	93%	102%
Dividend yield	—	—	—

The Company has also granted stock options to purchase stock to consultants, advisors, and other vendors. The Company accounts for stock awards issued to such non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“Issue No. 96-18”). Under SFAS 123 and Issue No. 96-18, stock awards to non-employees are accounted for at their respective fair values using the Black-Scholes option-pricing model unless a more readily determinable fair value is available. The fair value of options granted to non-employees is remeasured during the performance period as the underlying options vest or as milestones are reached.

The Company eliminated the deferred compensation balance at December 15, 2005 from options to purchase shares of AlgoRx common stock since all options to buy such shares were terminated and adjusted down by approximately $6.6 million the deferred stock compensation balance from options to purchase shares of common stock of the Company to reflect the fair-value of $9.80 per common share.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company will use the prospective adoption method and has determined that the adoption of SFAS 123R in January 1, 2006 will increase net loss for the year ended December 31, 2006 by approximately $8.0 million assuming no new grants of options in 2006 and no cancellations of existing options outstanding at December 31, 2005.

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Acquisitions

PowderJect Technologies, Inc.

On March 22, 2002, the Company acquired all of the outstanding shares of PowderJect Technologies, Inc. (“PowderJect”), a development stage company, for a total purchase price of approximately $9.9 million. This purchase price included 6,166,154 shares of the Company’s Series B convertible preferred stock, 152,615 shares of common stock, cash consideration of approximately $718,000 for a minority interest’s share in the acquired company, acquisition related costs of approximately $724,000 and assumed liabilities of approximately $192,000. The Series B convertible preferred stock was valued based on the arm’s length Series B financing completed during that year and the common stock consideration was valued using the Company’s estimated fair value used for option grants made to employees. PowderJect was in the business of developing drug applications for a patented, needle-free, delivery system developed by its parent company, PowderJect Pharmaceuticals plc. The Company also entered into a supply agreement with PowderJect Technologies Limited (subsequently purchased by Chiron Corporation) for cylinders.

The cylinders are a key component of the product candidate, 3268, or lidocaine, and PowderJect Technologies Limited is the sole supplier. No other supplier has been identified by the Company.

The acquisition was completed to provide the Company with the ability to exploit the opportunities associated with its in-process lidocaine technology, as well as gain access to the patented drug delivery technology. The purchase price was determined in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). A summary of the determination of the purchase price during 2002 was as follows (in thousands):

6,166,154 shares—Series B convertible preferred stock	$8,016
152,615 shares—common stock	229
Cash for minority interest buyout	718
Acquisition related costs	724
Assumed liabilities	192

Total purchase price	$9,879

The acquisition was accounted for as an acquisition of assets rather than as a business combination as PowderJect was a development stage company that had not commenced its planned principal operations. PowderJect lacked the necessary elements of a business because it did not have completed products and, therefore, no ability to access customers. The PowderJect operating results have been included in the Company’s consolidated results of operations since March 23, 2002.

The Company allocated the purchase price in accordance with the provisions of SFAS 142 related to the purchase of a group of assets. SFAS 142 provides that the cost of a group of assets acquired in a transaction other than a business combination shall be allocated to the individual assets acquired based on their relative fair values and shall not give rise to goodwill.

In accordance with the provisions of SFAS 142, all identifiable intangible assets and acquired in-process research and development were assigned a portion of the purchase price based on their relative fair values. To this end, a third party valuation was used to assist management in determining the fair value of the identifiable

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets and acquired in-process research and development. Based on this valuation, the Company allocated the total consideration as follows (in thousands):

Acquired in-process research and development and other	$5,716
Tangible net assets	3,715
Acquired workforce	448

Total purchase price	$9,879

The income approach was used to estimate the fair value of the patent license and the acquired in-process research and development based on projected cash flows, assuming a 30% discount rate. This discount rate is a significant assumption and is based on the Company’s estimated weighted average cost of capital taking into account the risks associated with the projects acquired. The projected cash flows from such projects were based on estimates of revenues and operating profits related to such projects considering the stage of development of each potential product acquired, the time and resources needed to complete each product, the estimated life of each potential commercialized product and associated risks which included the inherent difficulties and uncertainties in developing a drug compound, obtaining FDA and other regulatory approvals, and risks related to the viability of, and potential alternative treatments in, any future target markets. Approximately $4.5 million of the purchase price was allocated to acquired in-process research and development due to PowderJect’s incomplete research and development programs that had not yet reached technological feasibility as of March 2002 and had no alternative future use as of that date. In light of the number of years required to achieve product commercialization, the associated technology risk, and therefore the risk that the asset value will not be realized, the Company has recorded, as an expense, the value of the favorable patent license, which is $1.2 million, similar to the treatment afforded the acquired in-process research and development.

The cost approach was used to determine the value of the acquired workforce. The value allocated to the acquired workforce is attributable to 31 employees hired by the Company from PowderJect following the asset acquisition, which eliminated the need to hire replacement employees. The value of the acquired workforce was determined by estimating the cost of assembling a new workforce, including costs of salaries, benefits, training, and recruiting.

Amortization expense was $274,000, $0, $0 and $448,000 for the years ended December 31, 2003, 2004 and 2005 and from March 6, 2001 (inception) to December 31, 2005, respectively. Included in the 2003 amortization was approximately $227,000 related to the acquired workforce that was written off in connection with the restructuring described in Note 3.

AlgoRx Pharmaceuticals, Inc.

On December 15, 2005, the Company completed the merger with AlgoRx. The Company issued 13,048,819 shares of its common stock in exchange for all of AlgoRx’s outstanding shares of Series A preferred stock, Series B preferred stock, Series C preferred stock, common stock and warrant to purchase Series C preferred stock. Because AlgoRx stockholders owned approximately 62% of the fully-diluted shares of the combined company immediately following the consummation of the merger, AlgoRx was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States.

As of December 15, 2005, the Company had 7,025,772 shares of common stock outstanding. Based on market closing price of December 15, 2005, the fair value of the Company’s outstanding shares was $9.80 per

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share or approximately $68.8 million. The total purchase price of $77.3 million included the fair value of the Company’s common stock of approximately $68.8 million, the fair value of the Company’s outstanding stock options of approximately $6.5 million and direct transaction costs of approximately $2.0 million.

The merger was completed to provide the Company with the ability to create a late-stage company with four products in the combined pipeline.

The total purchase price of the merger was as follows (in thousands):

Corgentech common stock	$68,852
Fair value of options assumed	6,539
Direct transaction costs	1,951

Total purchase price	$77,342

The unaudited condensed balance sheet of Corgentech at December 15, 2005 is as follows (in thousands):

Cash, cash equivalent and marketable securities	$82,490
Prepaid expenses and other assets	1,129

Total current assets	83,619
Property and equipment, net	2,495
Other assets	450

Total assets	$86,564

Total current liabilities	$(5,002)

Net tangible assets	$81,562

Approximately $383,000 in accrued restructuring costs, which consist of severance and benefit costs, included in Corgentech’s current liabilities at December 15, 2005 were assumed by the Company.

Under the purchase method of accounting, the total purchase price as shown in the table above was allocated to the Company’s net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of December 15, 2005. The allocation of the purchase price associated with certain assets was as follows (in thousands):

Amount
Net tangible assets	$81,562
In process technology—NF-KB Decoy	2,710
Assembled workforce	1,610
Negative goodwill	(8,540)

Total preliminary estimated purchase price	$77,342

In accordance with APB No. 30, any excess of fair value of acquired net assets over purchase price (negative goodwill) is recognized as an extraordinary gain in the period the business combination is completed. The excess is allocated as a pro rata reduction of the amounts that otherwise are assigned to the non-current

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquired assets. Any excess remaining after reducing to zero the amounts that otherwise would have been assigned to those assets, that remaining excess is recognized as an extraordinary gain.

The pro rata reduction of non-current tangible and intangible assets acquired was as follows (in thousands):

Negative goodwill	$(8,540)
In-process technology— NF-KB Decoy	2,710
Assembled workforce	1,610
Property and equipment, net	2,495

Excess negative goodwill—Extraordinary gain	$(1,725)

The extraordinary gain per weighted average share of 1,984,951 for the year ended December 31, 2005 is $0.87 per share.

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the merger had taken place at the beginning of 2004 (in thousands, except per share information):

	As of December 31,
	2004	2005
	(unaudited)
Total revenues	$36,382	$20,342
Net loss	$(62,881)	$(66,723)
Pro forma basic and diluted earnings per share	$(3.39)	$(3.44)

The pro forma net loss per share for 2004 and 2005 exclude the excess negative goodwill noted above. The pro forma information is not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented or indicative of results that may be achieved in the future.

Retention Bonus Plan

In July 2005, AlgoRx adopted the AlgoRx 2005 Retention Bonus Plan, or Retention Bonus Plan, pursuant to which AlgoRx’s 22 employees and one director became entitled to receive a retention bonus if they remain employed by AlgoRx or continue to provide services through the effective time of the merger or are terminated without cause within 90 days prior to the merger. The bonus payment pursuant to the Retention Bonus Plan consisted of a fixed and a discretionary bonus of 4.33% and 2.17%, respectively, of the total value of Corgentech shares issued to AlgoRx stockholders in the merger transaction. The AlgoRx board of directors has determined that up to 40% of the retention bonus payment may be paid in cash, and the remaining 60% of the retention bonus payment may be paid in Corgentech common stock. On December 16, 2005, the fixed and discretionary bonus pool paid was approximately $8.0 million, consisting of 511,410 shares of Corgentech common stock, of which 41,528 shares are held in escrow until June 15, 2006, and approximately $3.2 million in cash. The average of the closing sale prices for Corgentech common stock for the five day consecutive trading days ending three trading days prior to the merger closing date, or $9.44 per share, was used for purposes of determining the number of shares to issue as prescribed under the Retention Bonus Plan.

Under the Retention Bonus Plan, one director received 13,258 shares of Corgentech common stock, of which 1,076 shares are held in escrow until June 15, 2006, and $83,440 in cash.

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Restructurings

In March 2003, the Company announced a reorganization plan intended to reduce operating costs and reduced its staff by 28 employees (approximately 61% of total employees as of the date of reorganization); however, no research projects were discontinued. The reorganization resulted in an impairment of the assembled workforce intangible asset of approximately $227,000 recorded as accelerated amortization expense during 2003. This expense is classified under research and development expenses for the year ended December 31, 2003. In addition, the vesting of certain options held by such employees at the time of termination was accelerated. The Company recorded a charge of approximately $66,000 related to this acceleration of vesting. The total restructuring cost of approximately $1,122,000 for employee severance and benefits was charged to research and development expense in the year ended December 31, 2003.

In December 2005, the Company announced a restructuring plan to reduce research costs, realign development efforts and realize operational efficiencies in the general and administrative functions. As of December 2005, the Company recorded a charge of $439,000 in severance salaries and other termination-related benefits related to the termination of 19 employees, which is included in accrued compensation on the balance sheet at December 31, 2005. Approximately $428,000 and $11,000 were charged to research and development expenses and general and administrative expenses, respectively. No severance payment was made in 2005. The Company anticipates that it will complete this restructuring by mid-2006.

4. Available-for-Sale Investments

The following is a summary of available-for-sale investments as of December 31, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Maturities within one year:
Certificate of deposit	$649	$—	$—	$649
Commercial paper	22,458	1	(6)	22,453
Corporate debentures	8,097	—	(46)	8,051
U.S. agency notes	4,623	—	(20)	4,603
State and municipal debenture	36,450	—	—	36,450

Maturities between one and two years:
Corporate debentures	4,022	—	(13)	4,009
U.S. agency notes	3,500	—	(17)	3,483

Total	$79,799	$1	$(102)	$79,698

Reported as:
Cash and cash equivalents	24,531	1	(6)	24,526
Marketable securities	55,268	—	(96)	55,172

Total	$79,799	$1	$(102)	$79,698

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of available-for-sale investments as of December 31, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Maturities within one year:
Commercial paper	$2,510	$—	$—	$2,510
Corporate debentures	1,187	—	(2)	1,185
U.S. Agency notes	22,616	—	(48)	22,568

Total	$26,313	$—	$(50)	$26,263

Reported as:
Cash and cash equivalents	—	—	—	—
Marketable securities	26,313	—	(50)	26,263

Total	$26,313	$—	$(50)	$26,263

5. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2004	2005
Leasehold improvements	$1,995	$114
Computer and office equipment	199	377
Lab equipment	1,347	1,956
Construction-in-process	117	—
Furniture and fixtures	87	—

	3,745	2,447
Less accumulated depreciation and amortization	(2,375)	(1,576)

Property and equipment, net	$1,370	$871

Depreciation and amortization expense was approximately $1,060,000, $1,135,000, $543,000 and $3,705,000 for the years ended December 31, 2003, 2004, 2005 and for the period from March 6, 2001 (inception) to December 31, 2005, respectively. During 2003, the Company sold certain computer and laboratory equipment that was determined to be unnecessary due to the reduction in force. The sale resulted in a recognized gain on disposal of approximately $103,000. The Company recorded a gain on disposal of equipment of approximately $22,000 during 2005.

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2005
Accrued patent costs	$366	$235
Accrued research and development costs	1,216	2,850
Accrued legal	106	118
Accrued financing fees	695	—
Other	537	1,564

Total	$2,920	$4,767

7. Leases and Commitments

Leases

The Company entered into a lease agreement in May 2004 for office space in Secaucus, New Jersey under noncancelable operating lease through July 2009. In January 2005, the Company entered into an agreement to increase the amount of rented office space in New Jersey and the lease will extend to 2009. The Company also entered into a new lease for new office space in Sunnyvale, California, which it extended to March 2008. In December 2005, the Company also assumed a lease agreement for office and laboratory space in South San Francisco, California, which expires in June 2007 and a lease agreement for office space in West Conshohocken, Pennsylvania which expires in June 2009. The future minimum payments for all noncancelable operating leases as of December 31, 2005 are as follows (in thousands):

Years ending December 31,
2006	$2,428
2007	1,478
2008	461
2009	255

Total	$4,622

Rent expense under operating leases was approximately $660,000, $785,000, $583,000 and $2,712,000, for the years ended December 31, 2003, 2004, and 2005 and for the period from March 6, 2001 (inception) to December 31, 2005, respectively.

The Company issued two letters of credit, one for approximately $450,000 to secure the lease in South San Francisco, California and one for approximately $219,000 to secure the lease in Secaucus, New Jersey. These letters of credit are secured by the Company’s cash and as such are reflected in restricted cash in the accompanying consolidated balance sheets.

Equipment Loan Agreement

In February 2003, the Company entered in a Loan Agreement with a lender for an equipment loan. Pursuant to the Loan Agreement, the Company may receive loan proceeds up to an aggregate of $1.5 million. The Company had drawn down approximately $1.4 million of the loan through the year ended December 31, 2003

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and did not finance any equipment through the year ended December 31, 2005. The loan bears interest at 8.25% per annum and is repayable in 36 monthly installments through 2006. The total payments and principal amounts due under the loan agreement are approximately $154,000 and $150,000, respectively, at December 31, 2005.

Licenses

In October 2004, the Company licensed the intellectual property underlying 1207 from Bridge Pharma, Inc. In consideration for the license, the Company paid Bridge Pharma, Inc. an up-front license fee consisting of a cash payment of $1,000,000 and the issuance of 160,000 shares of our common stock. Such amounts were expensed during the fourth quarter of 2004. The Company valued the 160,000 shares at approximately $1,500,000 based on the Company’s determination of the fair value of the common stock at the time of issuance. The Company is also obligated to pay additional fees to Bridge Pharma, Inc. if it achieves certain clinical, regulatory and commercial milestones. The Company is required to pay such milestone payments upon the commencement of Phase 1, 2, and 3 clinical trials and upon the occurrence of certain events including the filing of a new drug application with the FDA, the regulatory approval for each of the first and second products using the licensed technology and reaching certain revenue thresholds. We may be obligated to pay up to an aggregate of $2.5 million in milestone payments prior to product approval, plus additional amounts up to an aggregate of $3.0 million payable upon the regulatory approval of a licensed product for each of the first, second and third indications. To date, the Company has paid no milestone payments. We are obligated to spend a minimum of $1,000,000 for product development in each calendar year during the term of the agreement commencing in 2005 and ending on the first commercial sale of a product using the licensed technology.

The Company has an agreement with The Board of Trustees of the Leland Stanford Junior University, (“Stanford”), for an exclusive worldwide license under patents concerning the use of pressure to deliver TF Decoys and other therapeutics into cells. The Company has the right to grant sublicenses under this agreement. The Company has agreed to pay Stanford an additional $150,000 upon FDA approval of a pressure delivery device. The Company pays Stanford an annual minimum royalty of $20,000 per year for the life of the agreement. The Company further agreed to pay royalties to Stanford based on net sales of TF Decoys and other products using pressure technology sold. The royalty obligation extends on a country-by-country basis until the later of seven years, if no licensed patent issues, or expiration of the last-to-expire patent licensed from Stanford. The Company will also pay sublicense revenues to Stanford with respect to any upfront payments and research, development, or regulatory milestone payments that it receives for TF Decoys and other products using pressure technology. There are no other milestone payments due to Stanford under this agreement. Upon the expiration of the last-to-expire patent, the agreement expires and there is no further royalty obligation to Stanford.

The Company has an agreement with The Brigham and Women’s Hospital, Inc., (“BWH”), for an exclusive worldwide license under patents and know-how concerning TF Decoys and other therapeutics to treat and prevent diseases. Subject to the prior approval of BWH, the Company has the right to grant sublicenses under this agreement. The Company agreed to pay BWH $150,000 upon FDA approval of a TF Decoy. The Company also agreed to pay BWH an annual minimum royalty of $20,000 per year for the life of the agreement. The Company further agreed to pay royalties to BWH based on net sales of TF Decoys. The royalty obligation extends on a country-by-country basis until the later of seven years, if no licensed patent issues, or the expiration of the last-to-expire patent licensed from BWH. The Company will also pay sublicense revenues to BWH with respect to any upfront payments and research, development or regulatory filing milestones payments, which include such payments from BMS, or license maintenance fees that it receives for TF Decoys. There are no other milestone payments due to BWH under this agreement. Upon the expiration of the last-to-expire patent, the agreement expires and there is no further royalty obligation to BWH.

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under all of the license agreements entered into by AlgoRx, the Company could be required to pay up to a total of $6,700,000 in payments for milestones such as the initiation of clinical trials and the granting of patents. As of December 31, 2004, we incurred approximately $2,700,000 of milestone charges, including approximately $1,200,000 of cash payments and approximately $1,500,000 of stock compensation, for the execution of agreements, patent approvals and the initiation of U.S. clinical trials. Milestone payments will also be due upon the first administration to a subject using licensed technology in a Phase 1 clinical trial, the first administration to a subject using licensed technology in a Phase 3 clinical trial and FDA approval of 4975. Phase 3 clinical trials and product approval of 4975 in addition to sales milestones and royalties payable on commercial sales if any occur.

8. Capital Structure

Common Stock

As of December 31, 2005, Corgentech is authorized to issue 100,000,000 shares of common stock. In October 2005, the Corgentech Board of Directors approved a proposed amendment to the certificate of incorporation to effect a one-for-four reverse stock split which was approved by a vote of Corgentech’s stockholders in December 2005 and effected on December 15, 2005 in connection with the merger. As the historical financial statements prior to the consummation of the merger and the reverse split reflect the capital structure of AlgoRx, issued and outstanding common stock and options have not been retroactively adjusted to reflect the reverse stock split, except where specifically noted.

Dividends on common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

In February 2005, Corgentech issued 19,684 shares of restricted stock to employees at a price of $0 per share half of which will vest over two years on the anniversary dates of the grant date. The weighted-average fair value of this stock at the time of issuance was $24.72 per share. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all the remaining restricted stock awards that were granted in 2005 vest, Corgentech would recognize approximately $183,000 in compensation expense in 2006. However, no compensation expense will be recognized for stock awards that do not vest. At December 31, 2005, 8,373 and 11,311 shares of restricted stock were vested and unvested, respectively.

Escrow Shares

Pursuant to the merger agreement and an escrow agreement entered into by Corgentech and the exchange agent, on December 15, 2005, 569,395 shares and 41,528 shares of Corgentech common stock were issued and placed in an escrow account to the AlgoRx preferred stockholders and AlgoRx employees, respectively. The shares are placed in the escrow account to satisfy the indemnification obligations of the AlgoRx stockholders and the designed beneficiaries of the AlgoRx 2005 Retention Bonus Plan pursuant to the merger agreement. The stockholders and designated beneficiaries of the AlgoRx 2005 Retention Bonus Plan have voting rights with respect to their shares of the common stock held in escrow and the exchange agent will distribute any cash dividends or other distributions to such AlgoRx stockholders and designated beneficiaries of the AlgoRx 2005 Retention Bonus Plan. Except in cases of fraud, the representations and warranties of AlgoRx contained in the merger agreement will survive until June 15, 2006, six months after the effective time of the merger.

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock

As of December 31, 2005, Corgentech was authorized to issue 5,000,000 shares of preferred stock. None were issued and outstanding at December 31, 2005.

Convertible Preferred Stock

As of December 31, 2004, AlgoRx was authorized to issue 137,405,754 shares of preferred stock. In April 2001, AlgoRx issued 9,150,000 shares of Series A convertible preferred stock (“Series A”). In March 2002, AlgoRx issued 17,858,462 shares of Series B convertible preferred stock (“Series B”).

In February 2004, AlgoRx completed a Series C convertible preferred stock financing. AlgoRx issued 109,704,634 shares of Series C preferred stock (“Series C”) at a price of $0.5925 per share for gross consideration of approximately $65 million. AlgoRx also issued a warrant to purchase 692,658 shares of Series C preferred stock at a purchase price of $0.5925 per share to the placement agent. AlgoRx valued the warrant at $285,000 utilizing the Black-Scholes model and reflected the value as an addition and a deduction to Series C convertible preferred stock in the balance sheet. This consideration included cash proceeds of approximately $55 million which was offset by approximately $1.4 million of issuance costs and the conversion of $9.8 million of promissory notes, issued in April 2003, into 16,540,084 shares of Series C preferred stock. In addition, this financing required an adjustment to the conversion prices for the Series A and B convertible preferred stock as a result of antidilution provisions.

Certain holders of AlgoRx’s Series B preferred shares did not participate in the Series C financing. As a result, their holdings, totaling 6,166,154 shares of Series B preferred stock converted to 616,615 shares of AlgoRx common stock. These common shares were exchanged on December 15, 2005 in connection with the merger of Corgentech and AlgoRx.

AlgoRx classified its preferred stock as mezzanine equity because it was redeemable upon the occurrence of an event that is not solely within the control of AlgoRx, including a liquidation, which includes certain mergers and a sale of AlgoRx. Management believes this classification is appropriate since the preferred security holders controlled a majority of votes of AlgoRx’s board of directors through direct representation on the board and therefore could authorize a liquidation event.

Voting

Series A, B and C stockholders were entitled to the number of votes equal to the number of shares of common stock into which each share of preferred stock is convertible.

Dividends

The holders of Series A, B and C were entitled to receive annual dividends at a rate of 8% of the original purchase price in advance of any distributions to common shareholders. Dividends were payable when, and as, declared by the Board of Directors and were noncumulative. No dividends had been declared through December 31, 2005.

Conversion

Series A, B and C stockholders were entitled, at any time, to cause their shares to be converted into fully paid and nonassessable shares of common stock. Shares of Series A, B and C were convertible into common

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock based on a one-for-ten basis, subject to adjustment for antidilution. The antidilution rights would have gone into effect if stock was sold at a price less than what was paid by the Series A, B or C stockholders. The issuance of the Series C in March 2004 resulted in changes to the conversion ratios of the Series A from 1:0.1 to 1:0.144 and the Series B from 1:0.1 to 1:0.17. Such changes did not result in any additional intrinsic value at the time of adjustment. Additionally, the preferred stock would have converted automatically (i) upon the affirmative election of the holders of at least a majority of the outstanding shares of preferred stock, or (ii) immediately upon the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933 covering the offer and sale of common stock, which results in aggregate net proceeds to AlgoRx of at least $30,000,000 and a per share price of at least $11.80 (appropriately adjusted for any stock dividend, stock split or recapitalization).

Liquidation

Before December 15, 2005, the date of the merger between Corgentech and AlgoRx, in the event of any liquidation, dissolution or winding up of AlgoRx, including a change of control, either voluntary or involuntary, the holders of the Series C were entitled to receive, in preference to the Series A and B preferred stock and common stock, an amount equal to one and one-half times the purchase price per share. After payment of the Series C preference amount, the holders of the Series A and Series B were entitled to receive, in preference to the common stock, an amount equal to the purchase price per share, plus all declared but unpaid dividends (appropriately adjusted for any stock dividend, stock split or recapitalization). After payment of these preferential amounts, the remaining assets of AlgoRx were to be distributed among the holders of common and preferred stock (assuming conversion of preferred stock).

In December 2005, pursuant to the merger agreement between Corgentech and AlgoRx, Corgentech issued 13,048,152 shares of Corgentech common stock to AlgoRx preferred stockholders and AlgoRx employees under a retention bonus plan. The Series A, Series B and Series C stockholders and employees received 829,403, 1,378,534, 10,328,369 and 511,410 shares of common stock, respectively and 610,923 shares are held in escrow until June 15, 2006. The Corgentech common stock was value at $9.44 per share.

Convertible Notes

In April 2003, AlgoRx entered into several loan agreements with various financial institutions, whereby the financial institutions agreed to loan AlgoRx an aggregate principal amount of $9,800,000 that upon closing would be converted into Series C preferred stock at the price at which the Series C preferred stock was sold. The interest on these loans was 1.46% per annum and was payable on December 31, 2004 if the notes were held and not converted on such date. As required by the terms of the loans, they were converted into Series C preferred stock at the Series C preferred stock price of $0.5925 per share, for a total of 16,540,084 shares of Series C preferred stock in February 2004 and no interest was paid to the financial institutions in accordance with the loan agreements. In accordance with EITF 85-17: Accrued Interest upon Conversion of Convertible Debt, AlgoRx recorded interest cost of $107,310 during 2003 and $23,847 during 2004 and the corresponding credits were recorded as components of additional paid-in capital.

Warrant

In February 2004, in connection with AlgoRx’s convertible Series C preferred stock financing transaction, AlgoRx issued a warrant to purchase an aggregate of 692,568 shares of convertible Series C preferred stock at an exercise price of $0.5925 per share to an investment adviser. In conjunction with the merger between Corgentech and AlgoRx, the warrant was converted into the right to purchase an aggregate of 65,211 shares of Corgentech

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock at an exercise price of $23.70 per share. The Company valued the warrant at $354,000 using the Black-Scholes model. The termination date of this warrant is February 19, 2009. The exercise price and the number of shares of common stock issuable upon exercise of the warrant are subject to adjustment upon the occurrence of any stock dividend or stock split.

Employee Stock Purchase Plan

The Corgentech Board of Directors adopted the 2003 Employee Stock Purchase Plan (the “Purchase Plan”) in December 2003 and Corgentech’s stockholders approved it in January 2004 to become effective upon the effective date of the registration statement effecting Corgentech’s initial public offering. The Purchase Plan authorizes the issuance of 250,000 post-split shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its affiliates, which amount will be increased on January 1, from 2005 until 2024, by 2% of the number of shares of common stock outstanding on that date or such lesser amount as the Board of Directors may determine. However, the Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date.

Under the Purchase Plan, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of eligibility for enrollment or the date of purchase, whichever is less. Purchases are limited to 15% of each employee’s eligible annual compensation. Under the Purchase Plan, 171,126 shares of common stock are available for future issuance at December 31, 2005.

9. Stock Option Plans

Pursuant to the merger agreement between Corgentech and AlgoRx, all stock options to purchase shares of common stock of AlgoRx were cancelled. All the information presented in this Note reflects Corgentech’s historical equity incentive plans and not those of AlgoRx and have been retroactively adjusted to reflect the one-for-four reverse stock split effected by Corgentech on December 15, 2005.

The 1999 Equity Incentive Plan was adopted in July 1999 and provides for the issuance of stock options. The Corgentech Board of Directors adopted in December 2003 and the stockholders approved in January 2004 the reservation of an additional 250,000 shares of common stock for issuance under the 1999 Equity Incentive Plan and to rename it the 2003 Equity Incentive Plan (the “2003 Plan”), to become effective upon the effective date of the registration statement. The Board of Directors adopted in October 2005 and the stockholders approved in December 2005 the reservation of an additional 1,800,000 shares of common stock for issuance under the Plan. An aggregate of 3,154,418 shares of common stock was reserved for issuance under the 2003 Plan, which amount will be increased annually for the life of the 2003 Plan on January 1 beginning in 2006, by the lesser of (a) 5% of the number of shares of common stock outstanding on such date and (b) 2,500,000 shares of common stock. However, the board of directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on such date.

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

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Board of Directors adopted in December 2003 and the stockholders approved in January 2004 the 2003 Nonemployee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to non-employee directors. The aggregate number of shares of common stock that may be issued pursuant to options granted under the Directors’ Plan is 457,500 shares which amount will be increased annually on January 1, from 2006 until 2014, by the number of shares of common stock subject to options granted during the prior calendar year. However, the Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased. The Board of Directors adopted in October 2005 and the stockholders approved in December 2005 the reservation of an additional 400,000 shares of common stock for issuance under the Plan.

As of December 31, 2005, the Company had reserved 3,249,563 shares of common stock for issuance under both the Directors’ Plan and the 2003 Plan, respectively.

Common stock options may include a provision whereby the holder, while an employee, director, or consultant, may elect at any time to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Any unvested shares so purchased are subject to repurchase by the Company at a price equal to the original purchase price of the stock. This right of repurchase will lapse with respect to the option shares, and each optionee shall vest in his or her option shares, as follows: a minimum of 20% of the option shares upon completion of one year of service measured from the vesting commencement date, and the balance of the option shares in a series of successive equal monthly installments upon the optionee’s completion of each of the next 36 months of service thereafter. At December 31, 2004 and 2005, 66,849 and 13,446 shares, respectively, of common stock acquired through the exercise of options are subject to the Company’s right of repurchase.

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of activity under the 2003 Plan and Directors’ Plan are as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price Per Share
Balances at January 19, 1999 (Corgentech’s Date of Inception)	125,000	—	—
Options granted	(4,373)	4,373	$0.96
Options exercised	—	(937)	$0.96

Balances at December 31, 1999	120,627	3,436	$0.96
Shared reserved	177,456	—	$0.96
Options granted	(106,168)	106,168	$0.96
Options exercised	—	(81,981)	$0.96

Balances at December 31, 2000	191,915	27,623	$0.96
Options granted	(69,213)	69,213	$1.60
Options exercised	—	(63,091)	$1.46
Options canceled	6,094	(6,094)	$0.96

Balances at December 31, 2001	128,796	27,651	$1.42
Additional shares authorized	131,875	—	—
Options granted	(124,844)	124,844	$4.30
Options exercised	—	(30,929)	$1.66
Options canceled	9,093	(9,093)	$3.36
Options shares repurchased	973	—	$1.84

Balances at December 31, 2002	145,893	112,473	$4.39
Additional shares authorized	308,156	—	—
Options granted	(430,390)	430,390	$7.60
Options exercised	—	(122,221)	$5.55
Options canceled	16,136	(16,136)	$4.80
Options shares repurchased	1,942	—	$1.72

Balances at December 31, 2003	41,737	404,506	$7.44
Additional shares authorized	300,000	—	—
Options granted	(276,822)	276,822	$56.87
Options exercised	—	(16,606)	$10.96
Options canceled	4,427	(4,427)	$31.80
Options shares repurchased	2,219	—	$2.36
Restricted shares issued	(38,913)	—	—

Balances at December 31, 2004	32,648	660,295	$27.91
Additional shares authorized	2,569,431	—	—
Options granted	(1,631,527)	1,631,527	$13.42
Options exercised	—	(27,214)	$6.93
Options canceled	633,918	(633,918)	$36.94
Options shares repurchased	8,590	—	$4.53
Restricted shares issued	(19,684)	—	—
Restricted shares cancelled	25,497	—	—

Balances at December 31, 2005	1,618,873	1,630,690	$10.25

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options for Corgentech common stock outstanding at December 31, 2005:

	Options Outstanding
Exercise Prices	Weighted-Avg. Exercise Price	Number Outstanding at Dec. 31, 2005	Weighted-Avg. Remaining Contract Life	Options Vested at Dec. 31, 2005
$1.60	$1.60	612	5.69	612
$4.80	$4.80	94,840	7.21	64,374
$8.00	$8.00	226,761	7.88	132,008
$9.00—$10.20	$9.73	1,279,177	9.56	248,076
$24.00—$24.68	$24.09	716	8.16	716
$33.40	$33.40	984	8.96	984
$64.48—$66.56	$64.83	15,000	8.54	6,926
$77.60—$79.80	$77.62	12,600	8.28	5,307

	$10.25	1,630,690	9.17	459,003

At December 31, 2005, there were 40,000 options issued outside of the plans with a weighted-average exercise price of $4.80 per share.

In November 2005, Corgentech cancelled 353,856 options at a weighted average price of $38.16 and re-granted 353,856 options at a weighted average price of $9.80. As a result of this option repricing, Corgentech incurred a non-cash expense of approximately $47,000 in the year ended December 31, 2005. In conjunction with the merger with AlgoRx, Corgentech extended the exercise period for 37,500 options granted to three of its directors and incurred a non-cash expense of approximately $150,000 in the year ended December 31, 2005. In December 2005, Corgentech accelerated the vesting of 38,655 options of one officer and incurred a non-cash expense of approximately $63,000.

10. Employee Benefit Plan

The Company maintains two defined contribution 401(k) plan available to employees, the Corgentech retirement and Savings Plan and the AlgoRx Pharmaceuticals, Inc. 401(k) Plan. Employee contributions under both plans are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. Company contributions to the AlgoRx Pharmaceuticals, Inc. 401(k) Plan totaled $40,000, $48,000, $64,000 and $180,000, for the years ended December 31, 2003, 2004 and 2005, and for the period from March 6, 2001 (inception) to December 31, 2005, respectively.

11. Income Taxes

As of December 31, 2004 and 2005, the Company had deferred tax assets of $23.5 million and $109.6 million, respectively. Realization of the deferred tax assets is dependent upon the Company generating future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance at December 31, 2004 and 2005. The net valuation allowance increased by approximately $8.5 million, $8.4 million and $86.1 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to net operating loss carryforwards. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2004	2005
Deferred tax assets:
Net operating loss carryforwards	$20,000	$89,666
Research credits	1,650	13,451
Deferred stock compensation	—	4,267
Other temporary differences	1,812	2,189

Total gross deferred tax assets	23,462	109,573
Valuation allowance	(23,462)	(109,573)

Net deferred tax assets	$—	$—

As of December 31, 2005, the Company had federal net operating loss carryforwards and research carryforwards for federal income tax purposes of approximately $222.9 million and $8.2 million which expire beginning in the year 2012. As of December 31, 2005, the Company had state net operating loss carryforwards and research carryforwards of approximately $202.9 million and $8.0 million. The state net operating losses start to expire in 2007 and the research carryforwards have no expiration date.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.

12. Loss Per Share

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share.

	Year Ended December 31,
	2003	2004	2005
	(In thousands, except share and per share amounts)
Numerator for basic and diluted net loss per share—net loss	$(15,486)	$(23,033)	$(33,518)

Denominator:
Weighted-average common shares outstanding	259,182	832,024	1,985,750
Less: Weighted-average unvested common shares subject to repurchase	—	—	(799)

Denominator for basic and dilutive net loss per share—weighted average shares	259,182	832,024	1,984,951

Basic and diluted net loss per share	$(59.75)	$(27.68)	$(16.89)

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period. Restricted stock that is not yet vested is included as dilutive common share equivalents because the Company considers such securities as the equivalent of stock options.

	Year Ended December 31,
	2003	2004	2005
Preferred stock	2,700,846	14,275,747	—
Restricted stock	42,187	23,437	11,311
Escrow stock	—	—	610,923
Convertible notes	1,654,008	—	—
Warrants	69,265	69,265	65,211
Plan Options	526,962	2,352,340	1,370,690
Out of Plan Options	—	—	40,000

	4,993,268	16,720,789	2,098,135

The pro forma basic and diluted net loss per share shows the basic and diluted net loss per share had the AlgoRx convertible preferred stock been converted into Corgentech common stock. The following table sets forth the computation of pro forma basic and diluted net loss attributable to common stockholders per share.

	Year Ended December 31,
	2003	2004	2005
	(In thousands, except share and per share amounts)
Numerator for pro forma basic and diluted net loss per share—net loss	$(15,486)	$(23,033)	$(33,518)

Denominator:
Weighted-average pro forma common shares outstanding	1,811,820	11,014,700	12,763,928
Less: Weighted-average pro forma unvested common shares subject to repurchase	—	—	(799)

Denominator for pro forma basic and dilutive net loss per share—weighted average shares	1,811,820	11,014,700	12,763,129

Pro forma basic and diluted net loss per share	$(8.55)	$(2.09)	$(2.63)

Shares Reserved for Issuance

The Company has reserved shares of common stock for future issuance at December 31, 2005 as follows:

Options outside plans	40,000
2003 Plan and Director’s Plan	3,249,563
Warrant	65,211
Purchase Plan	171,126

3,525,900

Corgentech Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands)
2004
Contract revenues	$—	$—	$—	$—
Net loss	(2,578)	(5,097)	(5,516)	(9,842)
Basic and diluted net loss per common share*	(5.02)	(5.69)	(6.12)	(9.64)

2005
Contract revenues	$—	$—	$—	$—
Extraordinary gain	—	—	—	1,725
Net loss	(5,703)	(9,233)	(5,440)	(13,142)
Basic and diluted net loss per common share*	(5.49)	(7.86)	(4.71)	(2.90)

*	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.

Subsequent to the issuance on February 23, 2006 of the Company’s earnings release for the fourth quarter and year ended December 31, 2005, the Company determined that, as of the time of the earnings release, it had (a) under-expensed the retention plan payout by $175,000, (b) over-accrued the severance accrual by $79,000 and (c) over-accrued employee cash bonuses by $24,000, and as a result, its research and development expenses were understated by $72,000 for the fourth quarter and year ended December 31, 2005. The Company further determined that, as of the time of the earnings release, it had (a) under-expensed the retention plan payout by approximately $409,000 and (b) over-accrued employee cash by $90,000, and as a result, its general and administrative expenses were understated by $319,000 for the fourth quarter and year ended December 31, 2005. The Company also determined that, as of the time of the earnings release, it had over-estimated the extraordinary gain by $79,000. The net loss for these periods was thus understated by approximately $470,000. The Company determined at the time of the earnings release that the weighted-average shares of common stock outstanding for the three months and year ended December 31, 2005 were miscalculated, and as a result and in combination with the foregoing adjustments to expenses and extraordinary gain, its loss per share for the three months ended December 31, 2005 was understated by $0.08 per share and its loss per share for the year ended December 31, 2005 was overstated by $0.01 per share. The Company’s audited consolidated financial statements for the year ended December 31, 2005 included in this Annual Report on Form 10-K reflect these revisions.

14. Subsequent Events

Settlement Agreement and Release

In January 2006, the Company and Lazar Associates, LLC entered into a settlement and release agreement, amending an agreement entered into June 2002, which resulted in an accrual for the year ended December 31, 2005 of approximately $180,000.

Facility Exit

In March 2006, the Company exited its facility in Sunnyvale, California and recognized in March 2006 an accrual of approximately $117,000, offset by future sublease income of approximately $93,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2006.

CORGENTECH INC.

By:	/s/ JOHN P. MCLAUGHLIN John P. McLaughlin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. MCLAUGHLIN John P. McLaughlin	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2006

/s/ RICHARD P. POWERS Richard P. Powers	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2006

/s/ RODNEY A. FERGUSON Rodney A. Ferguson, Ph.D.	Chairman of the Board	March 30, 2006

/s/ CHARLES M. COHEN Charles M. Cohen, Ph.D.	Director	March 30, 2006

/s/ THOMAS J. COLLIGAN Thomas J. Colligan	Director	March 30, 2006

/s/ CARTER H. ECKERT Carter H. Eckert	Director	March 30, 2006

/s/ ARNOLD L. ORONSKY Arnold L. Oronsky, Ph.D.	Director	March 30, 2006

/s/ MICHAEL F. POWELL Michael F. Powell, Ph.D.	Director	March 30, 2006

/s/ ROBERT L. ZERBE Robert L. Zerbe, M.D.	Director	March 30, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document
1.1(1)	Agreement and Plan of Merger among Corgentech Inc., Element Acquisition Corp. and AlgoRx Pharmaceuticals, Inc. dated September 23, 2005.

3.1(2)	Restated Certificate of Incorporation.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2(4)	Specimen stock certificate.

10.1(5)*	2003 Equity Incentive Plan.

10.2(6)*	2003 Non-Employee Directors’ Stock Option Plan.

10.3(4)*	2003 Employee Stock Purchase Plan.

10.4(4)	Lease Agreement, dated March 16, 2000, between Gateway Center, LLC and Corgentech Inc.

10.5(4)	Sublease, dated March 11, 2002, between Michael Gurfinkel and Corgentech Inc.

10.6(4)	Sublease, dated May 15, 2003, between Coulter Pharmaceuticals, Inc. and Corgentech Inc.

10.7(4)	Lease, dated November 7, 1997, between Coulter Pharmaceuticals, Inc. and HMS Gateway Office L.P., as amended by the First Amendment to Lease Agreement, dated November 10, 1998, and Second Amendment to Lease Agreement, dated May 19, 2000.

10.8(4)†	Restated and Amended Exclusive License Agreement, dated May 15, 2003, between The Board of Trustees of the Leland Stanford Junior University and Corgentech Inc.

10.9(4)†	Restated and Amended License Agreement, dated October 1, 2003, between The Brigham and Women’s Hospital, Inc. and Corgentech Inc.

10.10	Reserved.

10.11(4)	Master Security Agreement, dated February 3, 2003, between GE Capital Corporation and Corgentech Inc., as amended.

10.12(4)	Amended and Restated Investor Rights Agreement, dated October 10, 2003.

10.13(4)	Form of Indemnity Agreement.

10.14(4)*	Employment Letter, dated November 29, 1999, with John P. McLaughlin.

10.15	Reserved.

10.16	Reserved.

10.17(4)*	Termination of Preemptive Rights and Registration Rights Agreement, dated May 17, 2002, between John P. McLaughlin and Corgentech Inc.

10.18(4)*	Employment Letter, dated August 18, 2000, with Leslie M. McEvoy.

10.19(4)*	Promissory Note, dated June 28, 2001, issued by Leslie M. McEvoy to Corgentech Inc.

10.20	Reserved.

10.21(4)*	Letter Agreement, dated June 30, 2001, with Leslie M. McEvoy.

10.22	Reserved.

Exhibit Number	Description of Document
10.23(4)*	Stock Pledge Agreement, dated August 28, 2001, with Leslie M. McEvoy.

10.24(4)*	Employment Letter, dated October 18, 2001, with Richard P. Powers.

10.25(4)*	Promissory Note, dated December 20, 2001, issued by Richard P. Powers to Corgentech Inc.

10.26(4)*	Stock Pledge Agreement, dated December 20, 2001, with Richard P. Powers.

10.27(7)*	Employment Agreement with Ronald M. Burch, dated December 6, 2005 and effective December 15, 2005.

10.28(4)*	Employment Letter, dated July 2, 2002, with James Z. Huang.

10.29(4)*	Letter Agreement, dated October 11, 2002, with James Z. Huang.

10.30(4)*	Promissory Note, dated October 11, 2002, issued by James Z. Huang to Corgentech Inc.

10.31(4)*	Stock Pledge Agreement, dated October 11, 2002, with James Z Huang.

10.32(8)*	Employment Letter, dated April 30, 2004, with Patrick Broderick.

10.33(9)*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2003 Equity Incentive Plan.

10.34(10)*	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Equity Incentive Plan.

10.35(11)*	Form of Grant Notice and Stock Option Agreement for the 2003 Non-Employee Directors’ Stock Option Plan.

10.36(12)	Non-employee director cash compensation arrangement.

10.37(13)	Escrow Agreement, dated December 15, 2005 between Corgentech Inc. and Mellon Investor Services.

10.38(14)	Lease Agreement dated August 27, 1997, by and between AlgoRx Technologies, Inc. (formerly PowderJect Technologies, Inc.) and John Arrillaga, or his Successor Trustee, UTA dated 07/20/77 (the John Arrillaga Survivor’s Trust) as amended and Richard T. Peery, Trustee, or his Successor Trustee, UTA 7/20/77 (Richard T. Peery Separate Property Trust) as amended (Exhibit 10.8 to File No. 333-120757).

10.39(14)	Lease dated May 10, 2004, between AlgoRx Pharmaceuticals, Inc. and 500 Plaza Drive Corp. (exhibit 10.9 to File No. 333-120757).

10.41(14)	License Agreement entered into as of August 28, 2001, among AlgoRx Pharmaceuticals, Inc. and James N. Campbell, M.D., Richard Meyer, M.S. and Marco Pappagallo, M.D. (exhibit 10.10 to File No. 333-120757).

10.42(14)	License Agreement entered into as of August 28, 2001, between AlgoRx Pharmaceuticals, Inc. and Marco Pappagallo, M.D. (Exhibit 10.11 to File No. 333-120757).

10.43(14)††	License Agreement entered into as of March 22, 2002, by and between AlgoRx Pharmaceuticals, Inc. and PowderJect Research Limited (Exhibit 10.12 to File Number 333-120757).

10.44(14)††	First Amendment to License Agreement entered into as of July 7, 2003, between AlgoRx Pharmaceuticals, Inc. and PowderJect Research Limited (Exhibit 10.13 to File No. 333-120757).

10.45(14)	Assignment, Assumption and Consent Agreement made as of May 14, 2004, by and among PowderMed Limited, PowderJect Research Limited, PowderJect Technologies Limited, AlgoRx Pharmaceuticals, Inc. and AlgoRx Technologies, Inc. (Exhibit 10.14 to File No. 333-120757).

Exhibit Number	Description of Document
10.46(14)	Letter Agreement entered into as of September 30, 2004, between AlgoRx Pharmaceuticals, Inc. and PowderJect Research Limited (Exhibit 10.15 to File No. 333-120757).

10.47(14)††	Supply Agreement entered into as of March 22, 2002, between AlgoRx Pharmaceuticals, Inc. and PowderJect Research Ltd. (Exhibit 10.16 to File No. 333-120757).

10.48(14)††	First Amendment to Supply Agreement entered into as of July 7, 2003, between AlgoRx Pharmaceuticals, Inc. and PowderJect Technologies Limited (Exhibit 10.17 to File No. 333-120757).

10.49(14)††	Collaboration, Development and License Agreement made as of October 28, 2004, between AlgoRx Pharmaceuticals, Inc. and Bridge Pharma, Inc. (Exhibit 10.18 to File No. 333-120757).

10.50(14)	Lease Modification Agreement dated January 17, 2005 between AlgoRx Pharmaceuticals, Inc. and 500 Plaza Drive Corp. (Exhibit 10.20 to File No. 333-120757).

10.51(14)	Lease dated January 12, 2005 between AlgoRx Pharmaceuticals, Inc. and Sunnyvale Village Associates (Exhibit 10.21 to File No. 333-120757).

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on signature page).

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2**	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as Exhibit 1.1 to our Current Report on Form 8-K, (File No. 000-50573), dated September 26, 2005, filed on September 26, 2005 and incorporated by reference herein.
(2)	Filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed on December 4, 2003, and incorporated by reference herein.
(3)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed on December 4, 2003, and incorporated by reference herein.
(4)	Filed as the like numbered exhibit to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed on December 4, 2003, and incorporated by reference herein.
(5)	Filed as Exhibit 10.48 to our Current Report on Form 8-K (File No. 000-50573), dated December 15, 2005, filed on December 16, 2005, and incorporated by reference herein.
(6)	Filed as Exhibit 10.49 to our Report on Form 8-K (File No. 000-50573), dated December 15, 2005, filed on December 16, 2005, and incorporated by reference herein.
(7)	Filed as Exhibit 10.50 to our Report on Form 8-K (File No. 000-50573), dated December 15, 2005, filed on December 16, 2005, and incorporated by reference herein.
(8)	Filed as Exhibit 10.32 to our Quarterly Report on Form 10-Q (File No. 000-50573), for the quarter ended June 30, 2004, filed on August 12, 2004, and incorporated by reference herein.
(9)	Filed as Exhibit 10.35 to our Report on Form 8-K (File No. 000-50573), dated December 15, 2005, filed on December 16, 2005, and incorporated by reference herein.

(10)	Filed as Exhibit 10.36 to our Report on Form 8-K (File No. 000-50573), dated December 15, 2005, filed on December 16, 2005, and incorporated by reference herein.
(11)	Filed as Exhibit 10.37 to our Report on Form 8-K (File No. 000-50573), dated December 15, 2005, filed on December 16, 2005, and incorporated by reference herein.
(12)	Filed as Exhibit 10.38 to our Annual Report on Form 10-K, as amended (File No. 000-50573), for the year ended December 31, 2004, filed on March 22, 2005, and incorporated by reference herein.
(13)	Filed as Exhibit 2.4 to InterWest Partners VIII, LP’s Schedule 13D (File No. 005-79795), filed on December 27, 2005, and incorporated by reference herein.
(14)	Filed as an exhibit under the number indicated to AlgoRx Pharmaceuticals, Inc.’s Registration Statement on Form S-1, as amended (File No. 333-120757), filed on November 24, 2004, and incorporated by reference herein.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
††	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
*	Management contract, compensatory plan or arrangement.
**	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Corgentech Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.