Form 10-Q
period 2006-03-31
CORGENTECH INC
filed 2006-05-12
CIK 1131517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The total number of shares outstanding of the Registrant’s common stock as of April 20, 2006 was 20,097,496.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Corgentech Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$36,413	$39,741
Short-term investments	43,674	55,172
Prepaid expenses and other current assets	1,397	1,464

Total current assets	81,484	96,377
Property and equipment, net	3,351	871
Restricted cash	669	669
Other assets	9	—

Total assets	$85,513	$97,917

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,109	$1,037
Current portion of long-term debt	71	150
Accrued clinical trial liabilities	1,704	2,850
Accrued compensation	1,619	2,573
Other accrued liabilities	2,189	1,767

Total current liabilities	6,692	8,377

Long-term deposit	5	—
Deferred rent	4	—
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and none issued or outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value; 100,000 shares authorized at March 31, 2006 and December 31, 2005; 20,097 and 20,074 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	20	20
Additional paid-in capital	187,094	183,837
Deferred stock compensation	—	(572)
Accumulated other comprehensive loss	(96)	(101)
Accumulated deficit	(108,206)	(93,644)

Total stockholders’ equity	78,812	89,540

Total liabilities and stockholders’ equity	$85,513	$97,917

See accompanying notes to condensed consolidated financial statements.

Corgentech Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	For the three months ended March 31,		Period from March 6, 2001 (inception) to March 31, 2006
	2006	2005
Contract revenues	$—	$—	$249
Operating expenses:
Research and development	9,297	4,155	70,061
General and administrative	6,156	1,770	37,507
Acquired in-process research and development	—	—	5,716

Total operating expenses	15,453	5,925	113,284

Loss from operations	(15,453)	(5,925)	(113,035)
Gain (loss) on sale of assets	(8)	22	81
Interest and other income	901	200	3,162
Interest expense	(2)	—	(139)

Loss before extraordinary gain	(14,562)	(5,703)	(109,931)
Extraordinary gain	—	—	1,725

Net loss	$(14,562)	$(5,703)	$(108,206)

Basic and diluted net loss per common share	$(0.75)	$(5.15)

Weighted average shares used to compute basic and diluted net loss per common share	19,453	1,107

See accompanying notes to condensed consolidated financials statements.

Corgentech Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the three months ended March 31,		Period from March 6, 2001 (inception) to March 31, 2006
	2006	2005
Net loss	$(14,562)	$(5,703)	$(108,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94	257	3,799
Extraordinary gain	—	—	(1,725)
Non-cash stock-based compensation	3,613	599	8,812
Non-cash retention plan	—	—	4,828
Non-cash interest expense	—	—	131
Issuance of common stock for licensing fee	—	—	1,536
Acquired in-process research and development	—	—	5,716
Amortization of intangible assets	—	—	448
Loss (gain) on disposal of equipment	8	(22)	(81)
Changes in assets and liabilities:
Prepaid expenses and other current assets	67	(528)	(192)
Other assets	(9)	211	(28)
Accounts payable	72	10	1,090
Accrued clinical trial liabilities	(1,146)	(169)	265
Accrued compensation	(954)	(611)	(9)
Other accrued liabilities	454	(271)	343

Net cash used in operating activities	(12,363)	(6,227)	(83,273)

Investing activities
Purchases of property and equipment	(2,582)	(19)	(3,745)
Proceeds from disposal of equipment	—	48	271
Purchases of marketable securities	(13,985)	(5,329)	(74,025)
Sales of marketable securities	25,488	8,868	88,252
Acquisition of Powderject Technologies, Inc.	—	—	(1,442)
Other acquisition related expenditures	—	—	(97)

Net cash provided by investing activities	8,921	3,568	9,214

Financing activities
Repayment of equipment loans and capital lease obligations	(79)	—	(122)
Cash acquired	—	—	22,575
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	77,887
Proceeds from issuance of common stock	193	74	332
Proceeds from debt	—	—	9,800

Net cash provided by financing activities	114	74	110,472

Net increase/(decrease) in cash and cash equivalents	(3,328)	(2,585)	36,413
Cash and cash equivalents at beginning of period	39,741	13,595	—

Cash and cash equivalents at end of period	$36,413	$11,010	$36,413

See accompanying notes to condensed consolidated financial statements.

Corgentech Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Summary of Significant Accounting Policies

1. Basis of Presentation

Corgentech Inc. (“we” or “Corgentech”) was incorporated on January 19, 1999 in Delaware. On December 15, 2005, Corgentech merged with AlgoRx Pharmaceuticals, Inc., or AlgoRx, pursuant to which AlgoRx became a wholly-owned subsidiary of Corgentech. Immediately following the transaction, approximately 62% of the outstanding fully-diluted shares of Corgentech common stock were owned by AlgoRx’s stockholders. Therefore, the acquiring entity for accounting purposes is AlgoRx in Statement of Financial Accounting Standards No. 141, or SFAS 141, Business Combinations. The historical consolidated financial statements as of and for the three months ended March 31, 2005 are those of AlgoRx Pharmaceuticals, Inc.

AlgoRx was incorporated on March 6, 2001 in Delaware. During 2003, AlgoRx was headquartered in Cranbury, New Jersey, with facilities also in Fremont, California. In July of 2004, AlgoRx moved its headquarters to Secaucus, New Jersey. AlgoRx was focused on building a diversified portfolio of pharmaceutical products and technologies to address the pain therapeutic market. AlgoRx’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, establishing facilities and performing research and development. As AlgoRx is deemed to be the acquiring entity, Corgentech is deemed to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises. Corgentech operates in one business segment.

We expect to continue to incur substantial losses over the next several years during our development phase. To fully execute our business plan, we will need to complete certain research and development activities and clinical trials. Further, our product candidates will require regulatory approval prior to commercialization. These activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact us. We plan to meet its capital requirements primarily through issuances of equity securities, research and development contract revenue, and in the longer term, revenue from product sales.

The accompanying unaudited condensed consolidated financial statements of Corgentech have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management these unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Corgentech’s financial position at March 31, 2006 and Corgentech’s results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period.

Balance sheet data as of December 31, 2005 were derived from audited financial statements, but do not include all disclosures required by U.S. generally accepted accounting principles.

These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. Stockholders are encouraged to review the Form 10-K for a broader discussion of Corgentech’s business and the risks inherent therein.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases pursuant to our Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

In November 2005, the Financial Accounting Standards Board, or FASB, issued FSP No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital, or APIC, pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and condensed consolidated statements of cash flows for the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We value share-based awards using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statement of operations, other than as related to options granted to employees and directors at an exercise price deemed lower than the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during that period. Stock-based compensation expense recognized in the our condensed consolidated statement of operations for the three months ended March 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We use the straight-line single option method to allocate stock-based compensation expense. As stock-based compensation expense recognized in the consolidated statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $3.6 million, which consisted of stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases of $3.5 million, $86,000 and $29,000, respectively. Stock-based compensation expense related to employee stock options recognized under APB 25 during the three months ended March 31, 2005 was $583,000.

Prior to the adoption of SFAS 123(R), we accounted for employee stock options using the intrinsic-value method in accordance with APB 25, Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, and related interpretations and has adopted the disclosure-only provisions of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure — An Amendment of FASB Statement No. 123.

Employee Stock Plans

Pursuant to the merger agreement between Corgentech and AlgoRx, all stock options to purchase shares of common stock of AlgoRx were cancelled. All the information presented in this Note reflects Corgentech’s historical equity incentive plans and not those of AlgoRx.

The 1999 Equity Incentive Plan was adopted in July 1999 and provides for the issuance of stock options. The Corgentech Board of Directors adopted in December 2003 and the stockholders approved in January 2004 the reservation of an additional 250,000 shares of common stock for issuance under the 1999 Equity Incentive Plan and to rename it the 2003 Equity Incentive Plan (the “2003 Plan”), to become effective upon the effective date of the registration statement. Shares reserved under the 2003 Plan are increased annually for the life of the 2003 Plan on January 1 beginning in 2006, by the lesser of (a) 5% of the number of shares of common stock outstanding on such date and (b) 2,500,000 shares of common stock. However, the board of directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on such date.

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

The Board of Directors adopted in December 2003 and the stockholders approved in January 2004 the 2003 Nonemployee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to non-employee directors. Shares reserved under the plan is increased annually on January 1, from 2006 until 2014, by the number of shares of common stock subject to options granted during the prior calendar year. However, the Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased.

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

Adoption of SFAS 123(R)

Employee stock-based compensation expense recognized in the first quarter of 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions, which was applied to Corgentech options in 2006 and to AlgoRx options in 2005:

	For the three months ended March 31,
	2006	2005	2006
	Stock option plans		ESPP
Dividend yield	—	—	—
Risk-free interest rate	4.5%	4.2%	4.75%
Volatility	94%	120%	93%
Expected life (in years)	4.8	9.0	0.5

In the three months ended March 31, 2006 and 2005, the fair value of the options granted was $6.66 and $6.34, respectively.

We estimate the future volatility of our common stock to be the measure of the daily volatility of our common stock from February 12, 2004 (the date of Corgentech’s initial public offering of common stock) through the end of respective periods in the above table. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.

The following table summarizes the non-cash stock compensation charges in the three months ended March 31, 2006 (in thousands):

	Stock options	ESPP	Restricted stock awards
Research and development	$1,125	$14	$29
General and administrative	2,374	15	57

Total	$3,499	$29	$86

At March 31, 2006, the unrecognized compensation expense related to unvested outstanding stock options is approximately $14.0 million which will be recognized through 2010.

Pro Forma Information under SFAS 123

The following table illustrates the effect on net loss and net loss per common share had we applied in the three months ended March 31, 2005, the fair value provisions of SFAS 123 to employee stock compensation (in thousands, except per share numbers):

Three months ended March 31, 2005
Net loss, as reported	$(5,703)
Add: Stock-based employee compensation expense, included in reported net loss	583
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(467)

Pro forma net loss under fair value method for all awards	$(5,587)

Net loss per share (basic and diluted):
As reported	$(5.15)

Pro forma	$(5.05)

Stock Option Activity

Pursuant to the merger agreement between Corgentech and AlgoRx, all stock options to purchase shares of common stock of AlgoRx were cancelled. All the information presented in this Note reflects Corgentech’s historical equity incentive plans and not those of AlgoRx and have been retroactively adjusted to reflect the one-for-four reverse stock split effected by Corgentech on December 15, 2005. A summary of activity under Corgentech’s 2003 Equity Incentive Plan and the 2003 Nonemployee Directors’ Stock Option Plan is as follows:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted-Average Exercise Price Per Share
Balances at January 19, 1999 (Corgentech’s Date of Inception)	125,000	—	—
Options granted	(4,373)	4,373	$0.96
Options exercised	—	(937)	$0.96

Balances at December 31, 1999	120,627	3,436	$0.96
Shared reserved	177,456	—	$0.96
Options granted	(106,168)	106,168	$0.96
Options exercised	—	(81,981)	$0.96

Balances at December 31, 2000	191,915	27,623	$0.96
Options granted	(69,213)	69,213	$1.60
Options exercised	—	(63,091)	$1.46
Options canceled	6,094	(6,094)	$0.96

Balances at December 31, 2001	128,796	27,651	$1.42
Additional shares authorized	131,875	—	—
Options granted	(124,844)	124,844	$4.30
Options exercised	—	(30,929)	$1.66
Options canceled	9,093	(9,093)	$3.36
Options shares repurchased	973	—	$1.84

Balances at December 31, 2002	145,893	112,473	$4.39
Additional shares authorized	308,156	—	—
Options granted	(430,390)	430,390	$7.60
Options exercised	—	(122,221)	$5.55
Options canceled	16,136	(16,136)	$4.80
Options shares repurchased	1,942	—	$1.72

Balances at December 31, 2003	41,737	404,506	$7.44
Additional shares authorized	300,000	—	—
Options granted	(276,822)	276,822	$56.87
Options exercised	—	(16,606)	$10.96
Options canceled	4,427	(4,427)	$31.80
Options shares repurchased	2,219	—	$2.36
Restricted shares issued	(38,913)	—	—

Balances at December 31, 2004	32,648	660,295	$27.91
Additional shares authorized	2,569,431	—	—
Options granted	(1,631,527)	1,631,527	$13.42
Options exercised	—	(27,214)	$6.93
Options canceled	633,918	(633,918)	$36.94
Options shares repurchased	8,590	—	$4.53
Restricted shares issued	(19,684)	—	—
Restricted shares cancelled	25,497	—	—

Balances at December 31, 2005	1,618,873	1,630,690	$10.25
Additional shares authorized	1,081,196	—	—
Options granted	(3,000)	3,000	$9.18
Options exercised	—	(6,744)	$9.01
Options canceled	265,175	(265,175)	$9.91

Balances at March 31, 2006	2,962,244	1,361,771	$10.32

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding
Exercise Prices	Weighted –Avg. Exercise Price	Number Outstanding	Weighted-Avg. Remaining Contract Life	Options Vested
$1.60-$4.80	$4.78	95,026	6.97	71,216
$8.00	$8.00	226,015	7.64	144,170
$8.80-$9.76	$9.08	158,089	9.11	62,930
$9.80	$9.80	755,214	9.24	317,039
$9.88-$64.48	$16.19	112,427	9.22	24,152
$66.56	$66.56	2,500	8.52	2,500
$77.60	$77.60	12,500	8.04	12,500

	$10.32	1,361,771	8.79	634,507

At March 31, 2006, there were 40,000 options issued outside of any plan with a weighted-average exercise price of $4.80 per share. In November 2005, Corgentech cancelled 353,856 options at a weighted average price of $38.16 and re-granted 353,856 options at a weighted average price of $9.80.

For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair value of the measurement date.

2. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of additional potential common shares.

The following table sets forth the computation of Corgentech’s basic and diluted net loss per share (in thousands, except share and per share amounts).

	For the three months ended March 31,
	2006	2005
Numerator for basic and diluted net loss per share:
Net loss	$(14,562)	$(5,703)

Denominator for basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	19,464,903	1,106,909
Less: weighted-average shares subject to repurchase	(11,811)	—

Weighted-average shares used in computing basic and diluted net loss per share	19,453,092	1,106,909

Basic and diluted net loss per share	$(0.75)	$(5.15)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive due to our net loss during each period. Restricted stock that is not yet vested is included as dilutive common share equivalents because we consider such securities equivalent to stock options.

	Three months ended March 31,
	2006	2005
Preferred stock	—	14,275,747
Restricted stock	9,029	18,750
Escrow stock	610,923	—
Warrants	65,212	69,265
Options	1,401,771	—

	2,086,935	14,363,762

The pro forma basic and diluted net loss per share shows the basic and diluted net loss per share had the AlgoRx convertible preferred stock been converted into Corgentech common stock. The following table sets forth the computation of pro forma basic and diluted net loss attributable to common stockholders per share (in thousands, except share and per share amounts):

For the period ended March 31, 2005
Numerator for pro forma basic and diluted net loss per share — net loss	$(5,703)

Denominator for pro forma basic and dilutive net loss per share — weighted average shares	12,437,227

Pro forma basic and diluted net loss per share	$(0.46)

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities, in accordance with SFAS No. 130, Reporting Comprehensive Income.

Comprehensive loss and its components for the three-months ended March 31, 2006 and 2005 are as follows (in thousands):

	For the three months ended March 31,
	2006	2005
Net loss	$(14,562)	$(5,703)
Change in unrealized gain on investments	5	9

Comprehensive loss	$(14,557)	$(5,694)

4. Stockholders’ Equity

In February 2005, we issued 78,750 shares of restricted common stock to employees and two directors at a price of $0 per share, half of which will cliff vest on the anniversary dates of the grant date over a two-year period. The weighted-average fair value of this stock at the time of issuance was $24.68 per share. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. As a result of these awards, during the three months ended March 31, 2006, we recognized approximately $86,000 in compensation expense. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all the remaining restricted stock awards that were granted in 2005 vest, we would recognize approximately $61,000, $29,000 and $3,000 in compensation expense for the rest of 2006, in 2007 and 2008, respectively. However, no compensation expense will be recognized for stock awards that do not vest.

5. Restructuring Activities

In December 2005, we announced a restructuring plan to reduce research costs, realign development efforts and realize operational efficiencies in general and administrative functions. We recorded a charge of $439,000 in severance salaries and other termination-related benefits related to the termination of 19 employees, which is included in accrued compensation on the balance sheet at December 31, 2005. Approximately $428,000 and $11,000 were charged to research and development expenses and general and administrative expenses, respectively. No severance payment was made in 2005.

In the three months ended March 31, 2006, we recorded a charge to reflect the accrual of severance salaries and related benefits for employees as prescribed under SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, and a charge related to the termination of six additional employees. Approximately $352,000 and $100,000 were charged to research and development expenses and general and administrative expenses, respectively. We anticipate that we will complete this employee related restructuring by mid-2006.

The following table sets forth the activity in the restructuring reserve related to employee severances, which is included in accrued compensation at March 31, 2006 (in thousands):

Employee Severance Costs
Restructuring reserve at December 31, 2005	$439
Payment against reserve	(433)
Reversal of accrual	(10)
Accrual for salaries and termination-related benefits	462

Restructuring reserve at March 31, 2006	$458

In addition to employee severance costs, we incurred a $24,000 charge in the three months ended March 31, 2006 related to exiting our laboratory and office space in Sunnyvale, California, which lease expires on March 31, 2008.

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

Overview

On December 15, 2005, Corgentech Inc. completed a merger with AlgoRx Pharmaceuticals, Inc., a privately-held company, pursuant to which AlgoRx became a wholly-owned subsidiary of Corgentech. As AlgoRx’s stockholders, a warrantholder and the designated beneficiaries of the AlgoRx 2005 Retention Bonus Plan received approximately 62% of the fully-diluted shares of the combined company immediately following consummation of the merger, AlgoRx is deemed to be the acquiring company for accounting purposes. Corgentech issued 13.1 million post-split shares of Corgentech common stock in the merger. In connection with the merger, Corgentech also effected a one-for-four reverse stock split effective on December 15, 2005. Except where otherwise noted, all references to Corgentech, we, our and us in this Quarterly Report on Form 10-Q refer to the combined company.

Corgentech Inc. is a biopharmaceutical company focused on the development and commercialization of novel therapeutic treatments for pain management and inflammation. We are creating a late-stage company with four products in our combined pipeline.

•	3268, a fast-acting local non-opioid anesthetic, has successfully completed two Phase 3 trials and we anticipate filing a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for 3268 in mid-2006.

•	4975, a potent, long-acting anesthetic, is being developed for site-specific, moderate to severe pain which has been and is being investigated in multiple trials in post-surgical, neuropathic and musculoskeletal pain.

•	Avrina™, which demonstrated a highly potent inhibition of atopic dermatitis in preclinical studies, completed two Phase 1/2 clinical trials for the treatment of eczema.

•	1207 is a new class of anesthetic that is long lasting and rapidly working in preclinical models and is expected to enter the clinic in 2006.

Each of our product candidates employs a different mechanism of action. 3268 is comprised of microcrystals of lidocaine delivered into the skin by compressed gas by a proprietary needle-free dispenser. 4975 is a novel non-opioid drug candidate that is a VR1 agonist based on the compound capsaicin which can provide analgesia relief for between two and three months. Avrina is a highly selective and potent inhibitor of the transcription factor, NF-KB, which is implicated in inflammatory diseases such as eczema, asthma and inflammatory bowel disease, or IBD. 1207 is being prepared for clinical investigation as a topical local with broad potential application. We have retained the commercialization rights to all of our product candidates.

Restructuring Activities

In connection with the merger, our board of directors approved a restructuring plan to reduce research costs, realign development efforts and realize operational efficiencies in general and administrative functions. As of December 31, 2005, we had incurred approximately $439,000 related to the restructuring plan, primarily related to employee severance costs. We recorded an additional $462,000 in restructuring costs in the first quarter of 2006 related to the termination of 25 employees. These costs were recorded as a charge in general and administrative expense and research and development expense. We expect to complete our restructuring activities by mid-2006.

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

Financial Operations Overview

Research and Development Expenses

During the three months ended March 31, 2006, we incurred research and development expenses for 3268, 4975, Avrina, 1207 and other non-project specific costs of $1.8 million, $1.8 million, $1.1 million, $359,000 and $4.2 million, respectively.

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

Stock Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to the adoption of SFAS 123(R), we accounted for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25, and related interpretations and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. We accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statement of operations, other than as related to options granted to employees and directors at an exercise price lower than the fair market value of the underlying stock at the date of grant.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We value share-based awards using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statement of operations, other than as related to options granted to employees and directors at an exercise price lower than the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during that period. Stock-based compensation expense recognized in the our condensed consolidated statement of operations for the three months ended March 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We use the straight-line single option method to allocate stock-based compensation expense. As stock-based compensation expense recognized in the consolidated statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Prior to the adoption of SFAS 123(R), stock compensation expense, which is a non-cash charge, related to stock option grants at exercise prices below the deemed fair value of the underlying common stock and from grants of restricted stock. Stock compensation is amortized on a straight-line basis over the vesting period of the underlying option, generally four years for stock options and two years for restricted stock. In January 1, 2006 we reversed $572,000 related to unamortized deferred stock compensation from options granted below our stock deemed fair value before December 31, 2005 and restricted stock awards as a result of our adoption of SFAS 123(R).

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The financial results for three months ended March 31, 2006 reflect the first full quarter of combined operating results following the merger on December 15, 2005 of AlgoRx Pharmaceuticals, Inc. and Corgentech Inc. AlgoRx’s financial statements are the basis for the merged company’s historical financial information. The overall increase in expenses and net loss for the three months ended March 31, 2006 reflect the increase in personnel and development programs resulting from the merger.

Research and Development Expenses. Research and development expenses increased to $9.3 million for the three months ended March 31, 2006 from $4.2 million for the three months ended March 31, 2005. The increase in research and development of $5.1 million was primarily the result of increased compensation of $3.1 million of which stock-based compensation contributed $874,000 due to the adoption of SFAS 123(R), $850,000 in facilities and related costs, $380,000 in professional costs, $390,000 in clinical costs and $351,000 of expenses in manufacturing costs. We anticipate that research and development expenses will continue to increase through the end of 2006 due to the planned submission of an NDA for 3268 with the FDA and higher clinical and manufacturing costs.

General and Administrative Expenses. General and administrative expenses increased to $6.2 million for the three months ended March 31, 2006 from $1.8 million for the three months ended March 31, 2005. The increase of $4.4 million was primarily attributable to higher compensation of $3.5 million, of which stock-based compensation contributed $2.2 million due to the adoption of SFAS 123(R) and $860,000 in legal and other corporate expenses due to operating as a publicly traded company. We expect our general and administrative expenses to remain relatively constant through the end of 2006.

Interest and Other Income. Interest and other income increased to $893,000 for the three months ended March 31, 2006 from $222,000 for the three months ended March 31, 2005 as a result of higher cash and investment balances and interest rates in the three months ended March 31, 2006.

Interest Expense. Interest and other expense increased to $2,000 for the three months ended March 31, 2006 from none for the three months ended March 31, 2005. Interest expense was due to the interest paid on our equipment line of credit.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily through the sale of equity securities. As of March 31, 2006, we had raised $87.8 million of cash proceeds from the sale of equity securities, including promissory notes that were converted into preferred stock, net of offering expenses and we acquired cash of $22.6 million as a result of the merger between Corgentech and AlgoRx.

As of March 31, 2006, we had $80.1 million in cash, cash equivalents and marketable securities as compared to $94.9 million as of December 31, 2005, a decrease of $14.8 million. This decrease was primarily the result of cash used in operating and investing activities.

Cash Flows

Net cash used in operating activities was $12.4 million and $6.2 million for the three months ended March 31, 2006 and 2005, respectively. The increase of cash used in operations of $6.2 million was primarily due to the increase in net loss of $8.9 million, offset by the increase in non-cash stock-based compensation of $3.0 million, primarily due to the adoption of SFAS 123(R).

Net cash provided by investing activities was $8.9 million for the three months ended March 31, 2006 compared to $3.6 million for the three months ended March 31, 2005. The increase in net cash from investing activities of $5.3 million was primarily due to a net increase in sales of marketable securities of $8.0 million offset by a net increase in purchase of equipment of $2.6 million.

Net cash provided by financing activities was $114,000 and $74,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in net cash provided by financing activities of $40,000 was primarily due to the increase in sales of common stock of $119,000, offset by repayment of equipment loan of $79,000.

Credit Facility

In February 2003, we entered into an equipment line of credit with GE Capital Corporation providing funding of up to $1.5 million. Through March 31, 2006, we had drawn down $1.4 million on the line of credit and have no available funds on this equipment line of credit. Amounts under the line of credit are secured by the equipment purchased. At March 31, 2006, we owed $72,500 in future principal and interest payments on the line of credit.

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

Contractual Obligations

Our outstanding contractual obligations relate to our equipment debt financings and facilities leases. Our contractual obligations as of March 31, 2006 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Equipment financing	$0.1	$0.1	$—	$—	$—
Operating leases	4.0	2.4	1.4	0.2	—

Total contractual cash obligations	$4.1	$2.5	$1.4	$0.2	$—

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

Under all of our license agreements, we could be required to pay up to a total of $6.7 million in payments for milestones such as the initiation of clinical trials and the granting of patents. As of March 31, 2006, we incurred approximately $2.7 million of milestone charges, including approximately $1.2 million of cash payments and approximately $1.5 million of stock compensation, for the execution of agreements, patent approvals and the initiation of U.S. clinical trials. Milestone payments will also be due upon the first administration to a subject using licensed technology in a Phase 1 clinical trial, the first administration to a subject using licensed technology in a Phase 3 clinical trial and FDA approval of 4975. Phase 3 clinical trials and product approval of 4975 in addition to sales milestones and royalties payable on commercial sales if any occur.

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

We have also entered into letters of credit totaling $669,000 securing our operating lease obligations. We are required to set aside cash as collateral. At March 31, 2006, we had $669,000 in certificates of deposit designated as restricted cash, which is not available for use in current operations.

While we do not have definitive agreements in place for the full amount, in the three months ended March 31, 2006, we have made binding commitments to spend an aggregate of approximately $8.1 million on equipment and infrastructure for the manufacture of 3268. Other than the $8.1 million binding commitments on equipment and infrastructure, we have no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At March 31, 2006 and 2005, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1 percent, from March 31, 2006 levels, the fair value of our portfolio would decline by approximately $61,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2006, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We must receive FDA approval for each of our product candidates including 3268, 4975, 1207 and Avrina™ before we can commercialize or sell these product candidates in the United States. We may experience unexpected delays in submitting an NDA to the FDA for our lead product 3268. Also, after submission of an NDA, the FDA may require additional laboratory testing or clinical studies, delay review of our application or withhold registration and marketing approval for the product. This could significantly increase our expenditures and delay or prevent our ability to market 3268. Even if one of our product candidates is approved by the FDA, the approval may be significantly limited to specific disease indications, patient populations and dosages. For instance, we may need separate FDA approvals before 4975 can be commercialized to treat each of the three indications for which this product candidate is being developed: postsurgical pain, local neuropathic pain and musculoskeletal pain. The FDA can limit or deny its approval for many reasons, including:

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

If our clinical trials with respect to our product candidates do not meet safety or efficacy endpoints in these evaluations, or if we experience significant delays in these tests or trials, our ability to commercialize products and our financial position will be impaired.

Clinical development is a long, expensive and uncertain process and is subject to delays. It may take us several years to complete our testing, and failure can occur at any stage of testing. Patient enrollment in future clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, and the eligibility criteria for the study and patient compliance. Delays in patient enrollment or failure of patients to continue to participate in a study may cause an increase in costs and delays, or result in the failure of the trial.

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

To obtain regulatory approval to market our product candidates, we will need to conduct nonclinical studies in animals, and the results of these nonclinical studies may not demonstrate adequate safety or efficacy and, even if they do, the results may not necessarily be predictive of results in human trials.

As part of the regulatory approval process, we must conduct, at our own expense, nonclinical studies in laboratory animals and clinical trials in humans. The number of nonclinical trials that the regulatory authorities will require varies depending on the product candidate, the disease or condition the product candidate is being developed to address and regulations applicable to the particular product candidate. We may need to perform multiple nonclinical studies using various doses and formulations of our product candidates before we can begin or continue clinical trials, which could result in delays in our ability to develop or obtain approval of our product candidates. Furthermore, nonclinical results in animal studies are not necessarily predictive of outcomes in human clinical trials. After we have conducted nonclinical studies in animals, we must demonstrate in clinical trials that our product candidates are safe and efficacious for use on humans in order to receive regulatory approval for commercial sale. Even if initial results of nonclinical studies for our product candidates are positive, we may obtain different results in later stages of drug development, including failure to show desired safety and efficacy.

There may be delays in developing a product candidate as a result of the necessary preclinical studies to assess the safety of the product candidate including its ability to cause cancer and interactions with other drugs.

We are required to conduct preclinical studies to evaluate the safety of our product candidates including its ability to cause cancer. For example, such studies are likely to be required for 4975 for the treatment of certain indications. Such studies require about three years to complete and report.

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

We do not have any products approved for marketing. We have a limited history of operations and we have incurred net losses since our inception. As of March 31, 2006, we had deficit accumulated during the development stage of approximately $108.2 million. We expect to incur substantial net losses to further develop and commercialize our products and do not know whether or when we will become profitable and may not be able to sustain our operations.

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

If we lose our licenses from PowderMed Limited for 3268, certain individuals for 4975 or Bridge Pharma, Inc. for 1207, and Brigham and Women’s Hospital and Stanford University for TF Decoy technology, we will not be able to continue development of our current products.

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

Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, expenses, accounting for stock options and in-process research and development costs are subject to further review, interpretation and guidance from relevant accounting authorities, including the Securities and Exchange Commission. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this Annual Report on Form 10-K. Historically, we have not been required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. We adopted SFAS 123(R) as of January 1, 2006 which requires us to record expense for the fair value of stock options granted and purchases under employee stock purchase plans. Our operating expenses increased during the three months ended March 31, 2006 as a result of this adoption and are expected to increase thereafter in comparison to prior periods. We rely heavily on stock options to motivate existing employees and attract new employees. When we are required to expense stock options, we may choose to reduce our reliance on stock options as a motivation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. If we do not reduce our reliance on stock options, our reported losses will increase.

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

Our executive officers, directors and principal stockholders, together with their affiliates, own approximately 47% of our voting stock, including shares subject to outstanding options based upon shares outstanding as of March 31, 2006. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. These stockholders will likely be able to determine the composition of our board of directors, possess the voting power to approve all matters requiring stockholder approval, including the approval of mergers and acquisitions or other changes in corporate control, and will continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

In April 2006, our Board of Directors approved an amendment of our Certificate of Incorporation, subject to stockholder approval, to effect a corporate name change from Corgentech Inc. to Anesiva, Inc. Our management and our Board of Directors believe that the corporate name change will better align our corporate name with our mission. Our stockholders have been asked to approve the amendment of our Certificate of Incorporation at our 2006 Annual Meeting of Stockholders to be held on June 21, 2006.

Item 6. Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Corgentech Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2006

Corgentech Inc.

/s/ John P. McLaughlin
John P. McLaughlin
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard Powers
Richard P. Powers
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Corgentech Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.