Form 10-Q
period 2006-06-30
ANESIVA, INC.
filed 2006-08-10
CIK 1131517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NO. 000-50573

Anesiva, Inc.
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

The total number of shares outstanding of the Registrant’s common stock as of July 20, 2006 was 20,120,756.

TABLE OF CONTENTS

		Page

	PART I - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 and for the period from March 6, 2001 (inception) to June 30, 2006	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 and for the period from March 6, 2001 (inception) to June 30, 2006	5
	Notes to the Condensed Consolidated Financial Statements	6-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	31
Item 6.	Exhibits	32
	Signatures	33

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Anesiva, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$33,812	$39,741
Short-term investments	33,273	55,172
Restricted cash	450	—
Prepaid expenses and other current assets	1,534	1,464
Total current assets	69,069	96,377
Property and equipment, net	4,090	871
Restricted cash	219	669
Other assets	114	—
Total assets	$73,492	$97,917

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,284	$1,037
Current portion of long-term debt	23	150
Accrued clinical trial liabilities	646	2,850
Accrued compensation	1,717	2,573
Other accrued liabilities	1,951	1,767
Total current liabilities	5,621	8,377

Long-term deposit	8	—
Deferred rent	2	—
Other long-term liabilities	9	—
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and none issued or outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value; 100,000 shares authorized at June 30, 2006 and December 31, 2005; 20,120 and 20,074 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	20	20
Additional paid-in capital	189,892	183,837
Deferred stock compensation	—	(572)
Accumulated other comprehensive loss	(51)	(101
Accumulated deficit	(122,009)	(93,644)
Total stockholders’ equity	67,852	89,540
Total liabilities and stockholders’ equity	$73,492	$97,917

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,		Period from March 6, 2001 (inception) to June 30,
	2006	2005	2006	2005	2006
Contract revenues	$—	$—	$—	$—	$249
Operating expenses:
Research and development	8,687	5,348	17,984	9,503	78,748
General and administrative	5,823	4,080	11,979	5,850	43,330
Acquired in-process research and development	—	—	—	—	5,716
Total operating expenses	14,510	9,428	29,963	15,353	127,794
Loss from operations	(14,510)	(9,428)	(29,963)	(15,353)	(127,545)
Gain (loss) on sale of assets	(170)	—	(178)	22	(89)
Interest and other income	879	195	1,780	395	4,041
Interest expense	(2)	—	(4)	—	(141)
Loss before extraordinary gain	(13,803)	(9,233)	(28,365)	(14,936)	(123,734)
Extraordinary gain	—	—	—	—	1,725
Net loss	$(13,803)	$(9,233)	$(28,365)	$(14,936)	$(122,009)

Basic and diluted net loss per common share	$(0.70)	$(8.13)	(1.45)	$(13.35)
Weighted average shares used to compute basic and diluted net loss per common share	19,583	1,135	19,518	1,119

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the six months ended June 30,		Period from March 6, 2001 (inception) to June 30,
	2006	2005	2006
Net loss	$(28,365)	$(14,936)	$(122,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187	236	3,892
Extraordinary gain	—	—	(1,725)
Non-cash stock-based compensation	6,375	1,708	11,574
Non-cash retention plan	—	—	4,828
Non-cash interest expense	—	—	131
Issuance of common stock for licensing fee	—	—	1,536
Acquired in-process research and development	—	—	5,716
Amortization of intangible assets	—	—	448
Loss (gain) on disposal of equipment	178	(22)	89
Changes in assets and liabilities:
Prepaid expenses and other current assets	(100)	(478)	(359)
Other assets	(84)	1,450	(103)
Accounts payable	247	(6)	1,265
Accrued clinical trial liabilities	(2,204)	—	(793)
Accrued compensation	(856)	(95)	89
Other accrued liabilities	203	293	92
Net cash used in operating activities	(24,419)	(11,850)	(95,329)

Investing activities
Purchases of property and equipment	(3,584)	(46)	(4,747)
Proceeds from disposal of equipment	—	48	271
Purchases of marketable securities	(17,985)	(10,367)	(78,025)
Sales of marketable securities	39,934	22,950	102,698
Acquisition of Powderject Technologies, Inc.	—	—	(1,442)
Other acquisition related expenditures	—	—	(97)
Net cash provided by investing activities	18,365	12,585	18,658

Financing activities
Repayment of equipment loans and capital lease obligations	(127)	—	(170)
Cash acquired	—	—	22,575
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	78,139
Proceeds from issuance of common stock	252	93	139
Proceeds from debt	—		9,800
Net cash provided by financing activities	125	93	110,483
Net increase/(decrease) in cash and cash equivalents	(5,929)	828	33,812
Cash and cash equivalents at beginning of period	39,741	13,595	—
Cash and cash equivalents at end of period	$33,812	$14,423	$33,812

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006

1.  Basis of Presentation

On June 21, 2006, the stockholders of Corgentech Inc. approved the name change from Corgentech Inc. to Anesiva, Inc.

Anesiva, Inc. (“we” or “Anesiva”) was incorporated on January 19, 1999 in Delaware. On December 15, 2005, Anesiva merged with AlgoRx Pharmaceuticals, Inc., or AlgoRx, pursuant to which AlgoRx became a wholly-owned subsidiary of Anesiva. Immediately following the transaction, approximately 62% of the outstanding fully-diluted shares of Anesiva common stock were owned by AlgoRx’s stockholders. Therefore, the acquiring entity for accounting purposes is AlgoRx in accordance with Statement of Financial Accounting Standards No. 141, or SFAS 141, Business Combinations. The historical consolidated financial statements as of and for the three and six months ended June 30, 2005 are those of AlgoRx Pharmaceuticals, Inc.

AlgoRx was incorporated on March 6, 2001 in Delaware. AlgoRx was focused on building a diversified portfolio of pharmaceutical products and technologies to address the pain therapeutic market. AlgoRx’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, establishing facilities and performing research and development. As AlgoRx is deemed to be the acquiring entity and was in the development stage, Anesiva continues to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises. Anesiva operates in one business segment.

We expect to continue to incur substantial losses over the next several years during our development phase. To fully execute our business plan, we will need to complete certain research and development activities and clinical trials. Further, our product candidates will require regulatory approval prior to commercialization. These activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact us. We plan to meet our capital requirements primarily through issuances of equity and/or debt securities, research and development contract revenue, and in the longer term, revenue from product sales.

The accompanying unaudited condensed consolidated financial statements of Anesiva have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management these unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Anesiva’s financial position at June 30, 2006 and Anesiva’s results of operations for the three and six months ended June 30, 2006 and 2005 and for the period from March 6, 2001 (inception) to June 30, 2006, and cash flows for six months ended June, 2006 and 2005 and for the period from March 6, 2001 (inception) to June 30, 2006. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period.

Balance sheet data as of December 31, 2005 were derived from audited financial statements, but do not include all disclosures required by U.S. generally accepted accounting principles.

These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. Stockholders are encouraged to review the Form 10-K for a broader discussion of Anesiva’s business and the risks inherent therein.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during that period. Stock-based compensation expense recognized in our condensed consolidated statement of operations for the three and six months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We use the straight-line single option method to allocate stock-based compensation expense. As stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended June 30, 2006 are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $6.3 million, which consisted of stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases of $6.2 million, $114,000 and $53,000, respectively. Stock-based compensation expense related to employee stock options recognized under APB 25 during the three and six months ended June 30, 2005 were $583,000 and $1.1 million, respectively.

Prior to the adoption of SFAS 123(R), we accounted for employee stock options using the intrinsic-value method in accordance with APB 25, Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, and related interpretations and have adopted the disclosure-only provisions of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - - An Amendment of FASB Statement No. 123.

We have also granted restricted stock awards to consultants. We account for stock awards issued to such non-employees in accordance with the provisions of Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or Issue No.96-18. Under Issue No. 96-18, stock awards to non-employees are accounted for at their respective fair values using the Black-Scholes option-pricing model unless a more readily determinable fair value is available. The fair value of options granted to non-employees is remeasured during the performance period as the underlying options vest or as milestones are reached. During the six months ended June 30, 2006, we granted 22,500 shares of restricted stock and 10,000 shares of stock options to two consultants and recorded $37,000 and $11,000 in stock-based compensation expense.

Employee Stock Plans

Pursuant to the merger agreement between Anesiva and AlgoRx, all stock options to purchase shares of common stock of AlgoRx were canceled. All the information presented in this Note reflects Anesiva’s historical equity incentive plans and not those of AlgoRx.

The 1999 Equity Incentive Plan was adopted in July 1999 and provides for the issuance of stock options. The Anesiva Board of Directors adopted in December 2003 and the stockholders approved in January 2004 the reservation of an additional 250,000 shares of common stock for issuance under the 1999 Equity Incentive Plan and to rename it the 2003 Equity Incentive Plan (the "2003 Plan"), to become effective upon the effective date of the registration statement. Shares reserved under the 2003 Plan are increased annually for the life of the 2003 Plan on January 1 beginning in 2006, by the lesser of (a) 5% of the number of shares of common stock outstanding on such date and (b) 2,500,000 shares of common stock. However, the board of directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on such date.

Stock options granted under the 2003 Plan may be either incentive stock options, nonstatutory stock options, stock bonuses, or rights to acquire restricted stock. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the grant date and nonstatutory options may be granted to employees, directors, or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date, as determined by the board of directors. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options may be granted with vesting terms as determined by the board of directors. Except as noted above, options expire no more than 10 years after the date of grant or earlier if employment is terminated.

The Board of Directors adopted in December 2003 and the stockholders approved in January 2004 the 2003 Nonemployee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to non-employee directors. Shares reserved under the plan are increased annually on January 1, from 2006 until 2014, by the number of shares of common stock subject to options granted during the prior calendar year. However, the Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased.

Common stock options may include a provision whereby the holder, while an employee, director, or consultant, may elect at any time to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Any unvested shares so purchased are subject to our repurchase at a price equal to the original purchase price of the stock. This right of repurchase will lapse with respect to option shares upon vesting of the underlying options. Stock options granted under the Directors’ Plan vest as follows: initial grants vest in 48 equal monthly installments from the date of grant; and annual grants vest in 12 equal monthly installments from the date of grant. Stock options granted under the 2003 Plan have vesting terms as determined by the board of directors.

Adoption of SFAS 123(R)

Employee stock-based compensation expense recognized in the first quarter of 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions, which was applied to Anesiva options in 2006 and to AlgoRx options in 2005:

	For the three months ended June 30,			For the six months ended June 30,
	2006	2005	2006	2006	2005	2006
	Stock option plans		ESPP	Stock option plans		ESPP
Dividend yield	—	—	—	—	—	—
Risk-free interest rate	5.0%	4.2%	4.8%	5.0%	4.2%	4.8%
Volatility	88%	120%	93%	87%	120%	93%
Expected life (in years)	4.8	8.5	0.5	4.8	8.5	0.5

In the six months ended June 30, 2006 and 2005, the fair value of the options granted was $5.30 and $5.16, respectively.

We estimate the future volatility of our common stock to be the measure of the daily volatility of our common stock from February 12, 2004 (the date of Anesiva’s initial public offering of common stock) through the end of respective periods in the above table. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.

The following table summarizes the non-cash stock compensation charges under SFAS123(R) in the three and six months ended June 30, 2006 (in thousands):

	For the three months			For the six months
	Stock options	ESPP	Restricted stock awards	Stock options	ESPP	Restricted stock awards
Research and development	$998	$12	$21	$2,123	$26	$50
General and administrative	1,675	12	7	4,049	27	64
Total	$2,673	$24	$28	$6,172	$53	$114

At June 30, 2006, the unrecognized compensation expense related to unvested outstanding stock options is approximately $17.6 million which will be recognized through 2010.

Pro Forma Information under SFAS 123

The following table illustrates the effect on net loss and net loss per common share had we applied in the three and six months ended June 30, 2005, the fair value provisions of SFAS 123 to employee stock compensation (in thousands, except per share numbers):

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net loss, as reported	$(9,233)	$(14,936)
Add: Stock-based employee compensation expense, included in reported net loss	546	1,129
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(416)	(883)
Pro forma net loss under fair value method for all awards	$(9,103)	$(14,690)

Net loss per share (basic and diluted):
As reported	$(8.13)	$(13.35)
Pro forma	$(8.02)	$(13.13)

Stock Option Activity

Pursuant to the merger agreement between Anesiva and AlgoRx, all stock options to purchase shares of common stock of AlgoRx were canceled. All the information presented in this Note reflects Anesiva’s historical equity incentive plans and not those of AlgoRx and have been retroactively adjusted to reflect the one-for-four reverse stock split effected by Anesiva on December 15, 2005. A summary of activity under Anesiva’s 2003 Equity Incentive Plan and the 2003 Nonemployee Directors' Stock Option Plan is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price Per Share
Balances at January 19, 1999 (Anesiva’s Date of Inception)	125,000	—	—
Options granted	(4,373)	4,373	$0.96
Options exercised	—	(937)	$0.96
Balances at December 31, 1999	120,627	3,436	$0.96
Shared reserved	177,456	—	$0.96
Options granted	(106,168)	106,168	$0.96
Options exercised	—	(81,981)	$0.96
Balances at December 31, 2000	191,915	27,623	$0.96
Options granted	(69,213)	69,213	$1.60
Options exercised	—	(63,091)	$1.46
Options canceled	6,094	(6,094)	$0.96
Balances at December 31, 2001	128,796	27,651	$1.42
Additional shares authorized	131,875	—	—
Options granted	(124,844)	124,844	$4.30
Options exercised	—	(30,929)	$1.66
Options canceled	9,093	(9,093)	$3.36
Options shares repurchased	973	—	$1.84
Balances at December 31, 2002	145,893	112,473	$4.39
Additional shares authorized	308,156	—	—
Options granted	(430,390)	430,390	$7.60
Options exercised	—	(122,221)	$5.55
Options canceled	16,136	(16,136)	$4.80
Options shares repurchased	1,942	—	$1.72
Balances at December 31, 2003	41,737	404,506	$7.44
Additional shares authorized	300,000	—	—
Options granted	(276,822)	276,822	$56.87
Options exercised	—	(16,606)	$10.96
Options canceled	4,427	(4,427)	$31.80
Options shares repurchased	2,219	—	$2.36
Restricted shares issued	(38,913)	—	—
Balances at December 31, 2004	32,648	660,295	$27.91
Additional shares authorized	2,569,431	—	—
Options granted	(1,631,527)	1,631,527	$13.42
Options exercised	—	(27,214)	$6.93
Options canceled	633,918	(633,918)	$36.94
Options shares repurchased	8,590	—	$4.53
Restricted shares issued	(19,684)	—	—
Restricted shares canceled	25,497	—	—
Balances at December 31, 2005	1,618,873	1,630,690	$10.25
Additional shares authorized	1,081,196	—	—
Options granted	(1,631,200)	1,631,200	$7.54
Options exercised	—	(7,681)	$8.50
Options canceled	349,276	(349,276)	$9.84
Options shares repurchased	177	—	$4.80
Restricted shares issued	(22,500)	—	—
Balances at June 30, 2006	1,395,822	2,904,933	$8.78

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding
Exercise Prices	Weighted -Avg. Exercise Price	Number Outstanding	Weighted-Avg. Remaining Contract Life	Options Vested
$1.60-$4.80	$4.79	93,668	6.72	76,997
$6.99-$7.98	$7.49	1,562,680	9.87	20,000
$8.00-$9.76	$8.46	435,193	8.24	223,074
$9.80-$9.80	$9.80	689,767	9.03	308,960
$9.88-$10.20	$10.06	95,500	9.11	25,958
$24.00-$77.60	$69.60	28,125	7.92	21,613
	$8.78	2,904,933	9.28	676,602

At June 30, 2006, there were 22,500 options issued outside of any plan with a weighted-average exercise price of $8.36 per share. In November 2005, Anesiva canceled 353,856 options at a weighted average price of $38.16 and re-granted 353,856 options at a weighted average price of $9.80. The weighted average remaining recognition period for options outstanding as of June 30, 2006 is 1.65 years.

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

The following table sets forth the computation of Anesiva’s basic and diluted net loss per share (in thousands, except share and per share amounts).

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Numerator for basic and diluted net loss per share:
Net loss	$(13,803)	$(9,233)	$(28,365)	$(14,936)

Denominator for basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	19,589,612	1,134,935	19,527,602	1,118,972
Less: weighted-average shares subject to repurchase	(6,633)	—	(9,232)	—

Weighted-average shares used in computing basic and diluted net loss per share	19,582,979	1,134,935	19,518,370	1,118,972

Basic and diluted net loss per share	$(0.70)	$(8.13)	$(1.45)	$(13.35)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive due to our net loss during each period. Restricted stock that is not yet vested is included as dilutive common share equivalents because we consider such securities equivalent to stock options.

	As of June 30,
	2006	2005
Preferred stock	—	14,275,747
Restricted stock	26,936	14,062
Warrants	65,212	—
Options	2,904,933	1,999,316
	2,997,081	16,289,125

The pro forma basic and diluted net loss per share shows the basic and diluted net loss per share had the AlgoRx convertible preferred stock been converted into Anesiva common stock. The following table sets forth the computation of pro forma basic and diluted net loss attributable to common stockholders per share (in thousands, except share and per share amounts):

	For the three months June 30, 2005	For the six months June 30, 2005
Numerator for pro forma basic and diluted net loss per share — net loss	$(9,233)	$(14,936)
Denominator for pro forma basic and dilutive net loss per share — weighted average shares	12,437,227	12,437,227
Pro forma basic and diluted net loss per share	$(0.74)	$(1.20)

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities, in accordance with SFAS No. 130, Reporting Comprehensive Income.

Comprehensive loss and its components for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net loss	$(13,803)	$(9,233)	$(28,365)	$(14,936)
Change in unrealized gain on investments	45	23	50	32
Comprehensive loss	$(13,758)	$(9,210)	$(28,315)	$(14,904)

4. Stockholders’ Equity

In February 2005, we issued 78,750 shares of restricted common stock to employees and two directors at a price of $0 per share, half of which will cliff vest on the anniversary dates of the grant date over a two-year period. The weighted-average fair value of this stock at the time of issuance was $24.68 per share. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. As a result of these awards, during the six months ended June 30, 2006, we recognized approximately $150,000 in compensation expense. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all the remaining restricted stock awards that were granted in 2005 vest, we would recognize approximately $35,000, $28,000 and $3,000 in compensation expense for the rest of 2006, in 2007 and 2008, respectively. However, no compensation expense will be recognized for stock awards that do not vest.

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

In the three months ended June 30, 2006, we recorded a charge to reflect the accrual of severance salaries and benefits for employees as prescribed under SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, related to the termination of nine additional employees. Approximately $212,000 and $39,000 were charged to research and development expenses and general and administrative expenses, respectively.

In the six months ended June 30, 2006, we recorded a charge to reflect the accrual of severance salaries and benefits for employees as prescribed under SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, related to the termination of nine additional employees. Approximately $567,000 and $137,000 were charged to research and development expenses and general and administrative expenses, respectively. We anticipate that we will complete this employee related restructuring activities by September 2006.

The following table sets forth the activity in the restructuring reserve related to employee severances, which is included in accrued compensation at June 30, 2006 (in thousands):

Employee Severance Costs
Restructuring reserve at December 31, 2005	$439
Payment against reserve	(817)
Reversal of accrual	(10)
Accrual for salaries and termination-related benefits	713
Restructuring reserve at June 30, 2006	$325

In addition to employee severance costs, we incurred a $24,000 charge in the six months ended June 30, 2006 related to exiting our laboratory and office space in Sunnyvale, California, which lease expires on March 31, 2008.

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

Overview

On June 21, 2006, our stockholders approved our name change from Corgentech Inc. to Anesiva, Inc. to reflect our robust, advancing pipeline of pain therapeutics. We trade under the symbol ANSV in the Nasdaq National Market.

On December 15, 2005, Anesiva, Inc. completed a merger with AlgoRx Pharmaceuticals, Inc., a privately-held company, pursuant to which AlgoRx became a wholly-owned subsidiary of Anesiva. As AlgoRx’s stockholders, a warrantholder and the designated beneficiaries of the AlgoRx 2005 Retention Bonus Plan received approximately 62% of the fully-diluted shares of the combined company immediately following consummation of the merger, AlgoRx is deemed to be the acquiring company for accounting purposes. Anesiva issued 13.1 million post-split shares of Anesiva common stock in the merger. In connection with the merger, Anesiva also effected a one-for-four reverse stock split effective on December 15, 2005. Except where otherwise noted, all references to Anesiva, we, our and us in this Quarterly Report on Form 10-Q refer to the combined company.

Anesiva, Inc. is a biopharmaceutical company focused on the development and commercialization of novel therapeutic treatments for pain management and inflammation. We are creating a late-stage company with four products in our combined pipeline.

•
3268, a fast-acting local non-opioid anesthetic, has successfully completed two Phase 3 trials and we anticipate filing a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for 3268 in September or October 2006.

•	4975, a potent, long-acting anesthetic, is being developed for site-specific, moderate to severe pain has completed multiple trials in post-surgical, neuropathic and musculoskeletal pain.

•	Avrina™, which demonstrated a highly potent inhibition of atopic dermatitis in preclinical studies, completed two Phase 1/2 clinical trials for the treatment of eczema.

•	1207 is a new class of anesthetic that is long lasting and rapidly working in preclinical models and is expected to enter the clinic in 2006.

Each of our product candidates employs a different mechanism of action. 3268 is comprised of microcrystals of lidocaine delivered into the skin by compressed gas by a proprietary needle-free dispenser. 4975 is a novel non-opioid drug candidate that is a VR1 agonist based on the compound capsaicin which can provide analgesia relief for between two and three months. Avrina is a highly selective and potent inhibitor of the transcription factor, NF-ĸB, which is implicated in inflammatory diseases such as eczema, asthma and inflammatory bowel disease, or IBD. 1207 is being prepared for clinical investigation as a topical local with broad potential application. We have retained the commercialization rights to all of our product candidates.

In June 2006, we announced that we had received a commitment for up to $30 million in common stock equity financing from Azimuth Opportunity Ltd. to support our corporate and clinical development activities. Over the next two years, we may from time to time, at our discretion, sell registered shares of our common stock to Azimuth Opportunity at a small discount to the market price. This flexible financing agreement provides access to additional resources to advance our product pipeline of pain therapeutics. Net proceeds will be used to provide working capital and for general corporate purposes. This commitment was entered into pursuant to an effective shelf registration statement filed by Anesiva with the Securities and Exchange Commission to issue various securities for proceeds in the aggregate amount of up to $100 million.

Restructuring Activities

In connection with the merger, our board of directors approved a restructuring plan to reduce research costs, realign development efforts and realize operational efficiencies in general and administrative functions. As of December 31, 2005, we had incurred approximately $439,000 related to the restructuring plan, primarily related to employee severance costs. We recorded an additional $713,000 in restructuring costs in the six months ended June 2006 related to the termination of 28 employees. These costs were recorded as a charge in general and administrative expense and research and development expense. We expect to complete our restructuring activities by September 2006.

In addition to our announced restructuring plan, we may incur significant costs integrating Anesiva’s and AlgoRx’s operations, products and personnel. These costs may include costs for:

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

Financial Operations Overview

Research and Development Expenses

The following table sets forth the allocation of research and development expenses among projects for the three and six months ended June 30, 2006 (in thousands):

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
3268	$3,185	$5,007
4975	975	2,789
Avrina	314	929
1207	570	1,447
Non-project	3,643	7,812
Total	$8,687	$17,984

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

Stock Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during that period. Stock-based compensation expense recognized in the our condensed consolidated statement of operations for the three and six months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We use the straight-line single option method to allocate stock-based compensation expense. As stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended June 30, 2006 are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The financial results for the three months ended June 30, 2006 reflect the second quarter of combined operating results following the merger on December 15, 2005 of AlgoRx Pharmaceuticals, Inc. and Anesiva, Inc. AlgoRx’s financial statements are the basis for the merged company’s historical financial information. The overall increase in expenses and net loss for the three months ended June 30, 2006 reflect the increase in personnel and development programs resulting from the merger.

Research and Development Expenses. Research and development expenses increased to $8.7 million for the three months ended June 30, 2006 from $5.3 million for the three months ended June 30, 2005. The increase in research and development of $3.4 million was primarily the result of increased compensation of $2.0 million of which stock-based compensation contributed $733,000 due to the adoption of SFAS 123(R), $1.2 million in professional and consulting costs, $1.1 million in facilities and related costs, $958,000 in research and development costs, and $220,000 in travel expenses, offset by the decreased spending of $2.2 million in clinical costs due to the completion of multiple Phase 2 and 3 trials at the end of 2005 and in the first quarter of 2006. We anticipate that research and development expenses will continue to increase through the end of 2006 due to the planned submission of an NDA for 3268 with the FDA and higher clinical costs for a 3268 Phase 3 trial in adults and higher manufacturing costs to manufacture 3268, 4975 and 1207.

General and Administrative Expenses. General and administrative expenses increased to $5.8 million for the three months ended June 30, 2006 from $4.1 million for the three months ended June 30, 2005. The increase of $1.7 million was primarily attributable to higher compensation of $1.8 million of which stock-based compensation contributed $920,000 due to the adoption of SFAS 123(R), approximately $1.3 million in increased professional and consulting costs offset by $1.2 million of capitalized financing costs that were expensed in the second quarter of 2005. We expect our general and administrative expenses to remain relatively constant through the end of 2006.

Interest and Other Income. Interest and other income increased to $879,000 for the three months ended June 30, 2006 from $195,000 for the three months ended June 30, 2005 as a result of higher cash and investment balances and interest rates in the three months ended June 30, 2006.

Interest Expense. Interest and other expense increased to $2,000 for the three months ended June 30, 2006 from none for the three months ended June 30, 2005. Interest expense was due to the interest paid on our equipment line of credit.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The financial results for the six months ended June 30, 2006 reflect the combined operating results of AlgoRx Pharmaceuticals, Inc. and Anesiva, Inc. following the merger on December 15, 2005. AlgoRx’s financial statements are the basis for the merged company’s historical financial information. The overall increase in expenses and net loss for the six months ended June 30, 2006 reflect the increase in higher overall headcount and clinical, manufacturing, and general expenses for 4975 and 3268.

Research and Development Expenses. Research and development expenses increased to $18.0 million for the six months ended June 30, 2006 from $9.5 million for the six months ended June 30, 2005. The increase in research and development of $8.5 million was primarily the result of increased compensation of $5.1 million of which stock-based compensation contributed $1.6 million due to the adoption of SFAS 123(R), $2.3 million in facilities and related costs, $1.6 million in manufacturing and preclinical costs, and $1.4 million in professional costs, offset by the decrease of $1.8 million in clinical costs. We anticipate that research and development expenses will continue to increase through the end of 2006 due to the planned submission of an NDA for 3268 with the FDA and higher clinical costs for a 3268 Phase 3 trial in adults and higher manufacturing costs to manufacture 3268, 4975 and 1207.

General and Administrative Expenses. General and administrative expenses increased to $12.0 million for the six months ended June 30, 2006 from $5.9 million for the six months ended June 30, 2005. The increase of $6.1 million was primarily attributable to higher compensation of $5.3 million, of which stock-based compensation contributed $3.1 million due to the adoption of SFAS 123(R) and $2.0 million in increased legal, consulting and other corporate expenses due to operating as a publicly traded company, offset by $1.2 million in capitalized financing costs that were expensed in the second quarter of 2005. We expect our general and administrative expenses to remain relatively constant through the end of 2006.

Interest and Other Income. Interest and other income increased to $1.8 million for the six months ended June 30, 2006 from $395,000 for the six months ended June 30, 2005 as a result of higher cash and investment balances and interest rates in the six months ended June 30, 2006.

Interest Expense. Interest and other expense increased to $4,000 for the six months ended June 30, 2006 from none for the three months ended June 30, 2005. Interest expense was due to the interest paid on our equipment line of credit.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily through the sale of equity securities. As of June 30, 2006, we had raised $87.9 million of cash proceeds from the sale of equity securities, including promissory notes that were converted into preferred stock, net of offering expenses and we acquired cash of $22.6 million as a result of the merger between Anesiva and AlgoRx.

      As of June 30, 2006, we had $67.1 million in cash, cash equivalents and marketable securities as compared to $94.9 million as of December 31, 2005, a decrease of $27.8 million. This decrease was primarily the result of cash used in operating and investing activities.

In June 2006, we announced that we had received a commitment for up to $30 million in common stock equity financing from Azimuth Opportunity Ltd. to support our corporate and clinical development activities. Over the next two years, we may from time to time, at our discretion, sell registered shares of our common stock to Azimuth Opportunity at a small discount to the market price. This flexible financing agreement provides access to additional resources to advance our product pipeline of pain therapeutics. Net proceeds will be used to provide working capital and for general corporate purposes. This commitment was entered into pursuant to an effective shelf registration statement filed by Anesiva with the Securities and Exchange Commission to issue various securities for proceeds in the aggregate amount of up to $100 million.

Cash Flows

Net cash used in operating activities was $24.4 million and $11.9 million for the six months ended June 30, 2006 and 2005, respectively. The increase of cash used in operations of $12.5 million was primarily due to the increase in net loss of $13.4 million and the decrease in accrued clinical trial liabilities of $2.2 million due to the completion of multiple Phase 2 and Phase 3 trials at the end of 2005 and in the first quarter of 2006 and accrued compensation of $761,000, offset by the increase in non-cash stock-based compensation of $4.6 million, primarily due to the adoption of SFAS 123(R).

  Net cash provided by investing activities was $18.4 million for the six months ended June 30, 2006 compared to $12.6 million for the six months ended June 30, 2005. The increase in net cash from investing activities of $5.8 million was primarily due to a net increase in sales of marketable securities of $9.4 million offset by a net increase in purchase of equipment of $3.6 million for the future production of 3268.

Net cash provided by financing activities was $125,000 and $93,000 for the six months ended June 30, 2006 and 2005, respectively. The increase in net cash provided by financing activities of $32,000 was primarily due to the increase in sales of common stock of $159,000, offset by repayment of equipment loan of $127,000.

Credit Facility

In February 2003, we entered into an equipment line of credit with GE Capital Corporation providing funding of up to $1.5 million. Through June 30, 2006, we had drawn down $1.4 million on the line of credit and have no available funds on this equipment line of credit. Amounts under the line of credit are secured by the equipment purchased. At June 30, 2006, we owed $23,000 in future principal and interest payments on the line of credit.

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

Contractual Obligations

Our outstanding contractual obligations relate to our equipment debt financings and facilities leases. Our contractual obligations as of June 30, 2006 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Equipment financing	$0.2	$0.2	$—	$—	$—
Operating leases	3.4	2.4	1.0	—	—
Manufacturing equipment contract	2.4	2.4	—	—	—

Total contractual cash obligations	$6.0	$5.0	$1.0	$—	$—

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

Under all of our license agreements, we could be required to pay up to a total of $6.7 million in payments for milestones such as the initiation of clinical trials and the granting of patents. As of June 30, 2006, we incurred approximately $2.7 million of milestone charges, including approximately $1.2 million of cash payments and approximately $1.5 million of stock compensation, for the execution of agreements, patent approvals and the initiation of U.S. clinical trials. Milestone payments will also be due upon the first administration to a subject using licensed technology in a Phase 1 clinical trial, the first administration to a subject using licensed technology in a Phase 3 clinical trial and FDA approval of 4975. Phase 3 clinical trials and product approval of 4975 in addition to sales milestones and royalties payable on commercial sales if any occur.

We are obligated to make certain payments under our license agreements with The Brigham and Women's Hospital, Inc. and The Board of Trustees of the Leland Stanford Junior University if milestones relating to the development and regulatory approval of Transcription Factor, or TF, Decoys and pressure-delivery are achieved. In addition, if TF Decoys are successfully commercialized we will pay royalties and pursuant to these license agreements.

We have also entered into letters of credit totaling $669,000 securing our operating lease obligations. We are required to set aside cash as collateral. At June 30, 2006, we had $669,000 in certificates of deposit designated as restricted cash, which is not available for use in current operations, and of which $450,000 is classified as a current asset.

On May 30, 2006, we entered an agreement with Mikron Corporation to purchase an automated system for assembling the needle-free delivery for our product 3268. Pursuant to the agreement, we will pay Mikron Corporation up to an aggregate of $3.4 million upon the achievement of certain milestones. The agreement will continue until the completion of the assembly system. As of June 30, 2006, we paid Mikron Corporation an upfront payment of $1.0 million. We are obligated to pay $2.4 million within one year from the agreement execution date. As of June 30, 2006, we have made binding commitments to spend an aggregate of approximately $9.3 million on equipment and leasehold improvements for the manufacture of 3268. This $9.3 million commitment includes the $3.4 million agreement with Mikron shown above. Other than the $9.3 million binding commitments on equipment and leasehold improvements, we have no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At June 30, 2006 and 2005, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1 percent, from June 30, 2006 levels, the fair value of our portfolio would decline by approximately $42,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of June 30, 2006, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Anesiva have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

 3268, if approved and commercialized, will face significant competition. Two leading products for local anesthesia prior to venipuncture procedures were L.M.X.4®, a cream-based product (formerly ELA-MAX, Ferndale Labs), and EMLA®, a cream-based product sold by AstraZeneca. EMLA® has historically been the market leader, and several generic versions of EMLA® that are manufactured by Fougera, Atrix, Geneva, and Hi-Tech Pharmaceuticals were approved by the FDA. These products already have established distribution channels and are well known to physicians and hospitals. There are additional products including Numby Stuff® (Iomed) and LidoSite® (Braun-Vyteris) with more rapid onset than the cream-based products above. Endo Pharmaceuticals has launched Synera™ a topical anesthetic patch. Two other products, including S-Caine® Patch (ZARS), for which an NDA has been approved that may also compete with 3268. If 3268 is unable to deliver lidocaine to patients without pain, the product will not be readily adopted by hospitals, physicians or patients, if at all.

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

1207, if approved and commercialized, will face competition from existing products, including LidoDerm® (Endo), which is a lidocaine patch and a variety of local anesthetic creams and products with alternative means of delivering lidocaine, including EMLA® cream (AstraZeneca) and its generic equivalents, L.M.X.4® (Ferndale Labs), S-Caine® Patch (ZARS) and LidoSite® (Braun-Vyteris). There are also capsaicin products in development by NeurogesX and Winston Labs, which would be applied to the skin and which may be approved prior to 1207. If approved, 1207, which will also likely be formulated as a cream or patch, will compete with existing products based on factors such as efficacy, convenience and onset time of pain relief.

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

We do not have any products approved for marketing. We have a limited history of operations and we have incurred net losses since our inception. As of June 30, 2006, we had deficit accumulated during the development stage of approximately $122.0 million. We expect to incur substantial net losses to further develop and commercialize our products and do not know whether or when we will become profitable and may not be able to sustain our operations.

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

If we lose our licenses from PowderMed Limited for 3268, certain individuals for 4975, Bridge Pharma, Inc. for 1207, or Brigham and Women’s Hospital and Stanford University for TF Decoy technology, we will not be able to continue development of our current products.

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

Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, expenses, accounting for stock options and in-process research and development costs are subject to further review, interpretation and guidance from relevant accounting authorities, including the Securities and Exchange Commission. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this Annual Report on Form 10-K. Historically, we have not been required to record stock-based compensation charges if the employee's stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. We adopted SFAS 123(R) as of January 1, 2006 which requires us to record expense for the fair value of stock options granted and purchases under employee stock purchase plans. Our operating expenses increased during the six months ended June 30, 2006 as a result of this adoption and are expected to increase thereafter in comparison to prior periods. We rely heavily on stock options to motivate existing employees and attract new employees. When we are required to expense stock options, we may choose to reduce our reliance on stock options as a motivation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. If we do not reduce our reliance on stock options, our reported losses will increase.

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

Our executive officers, directors and principal stockholders, together with their affiliates, own approximately 45% of our voting stock, including shares subject to outstanding options based upon shares outstanding as of June 30, 2006. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. These stockholders will likely be able to determine the composition of our board of directors, possess the voting power to approve all matters requiring stockholder approval, including the approval of mergers and acquisitions or other changes in corporate control, and will continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of proceeds

Issuer Purchases of Equity

During the three months ended June 30, 2006, we repurchased 177 shares of our common stock from one employee at a weighted average price of $4.80 per share upon termination of services pursuant to the terms and conditions of our 2003 Equity Incentive Plan, which permits us to elect to purchase such shares at the original issuance price.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Anesiva, Inc. was held on June 21, 2006 for the purpose of holding a stockholder vote on the following actions:

(1)	To elect three directors to hold office until the 2009 Annual Meeting of Stockholders;

(2)	To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2006

(3)	To approve an amendment to our certificate of incorporation to effect a corporate name change from Corgentech Inc. to Anesiva, Inc.;

(4)
To approve an amendment to our 2003 Non-Employee Directors’ Stock Option Plan, to increase the number of shares under the initial grant to non-employee directors from 12,500 shares to 50,000 shares and the annual grant to non-employee directors from 2,500 shares to 10,000 shares; and

(5)	To transact such other business as may properly come before the meeting or any adjournment or postponement thereof

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. The final vote on the proposals were recorded as follows:

Proposal 1:

Election of three directors for three-year terms expiring at the 2009 annual meeting:

Nominee	For	Withheld
Thomas J. Colligan	13,424,201	373,097
Rodney A. Ferguson	13,412,293	384,825
Robert L. Zerbe	13,425,021	372,097

Proposal 2:

The selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was ratified by the following vote:

For	Against	Abstain
13,401,087	165,837	230,194

Proposal 3:

Approval of an amendment to our certificate of incorporation to effect a corporate name change from Corgentech Inc. to Anesiva, Inc. was approved by the following vote:

For	Against	Abstain
13,372,519	413,586	11,013

Proposal 4:

Approval of an amendment of our 2003 Non-employee Directors’ Stock Option Plan, to increase number of shares under the initial grant to non-employee directors from 12,500 shares to 50,000 shares and the annual grant to non-employee directors from 2,500 shares to 10,000 shares, was approved by the following vote:

For	Against	Abstain
9,545,587	2,040,384	230,194

Item 5. Other Information

In July 2006, we announced that, based on a successful pre-filing meeting with U.S. Food and Drug Administration, FDA, we intend to file a New Drug Application, NDA, in the September/October timeframe for our lead product candidate 3268 - a fast-acting, needle-free, local anesthetic that has been shown to significantly reduce pain associated with venipunctures, i.e., blood draws and intravenous, IV, placements. The meeting covered clinical, preclinical and manufacturing aspects of the drug, and the NDA will be filed as a Common Technical Document, CTD, which can be accepted for review under both domestic and international guidelines. If approved, 3268 could be launched in 2007 for the pediatric population.

Also during the pre-filing meeting, the FDA agreed that one additional Phase 3 trial in adults will be needed to seek a broader product label. This trial, which should take less than six months to complete, is expected to begin in the fourth quarter of this year. 3268 demonstrated statistically significant pain reduction in two Phase 3 clinical trials in children, which will form the basis of the initial NDA filing. The upcoming adult trial will, in a similar fashion to the pediatric trials, evaluate the ability of 3268 to show a reduction in pain associated with venipunctures against placebo.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

10.52†	Letter Agreement, dated May 20, 2006, between Mikron Corporation and Anesiva, Inc.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

(1) Filed as Exhibit 3.2 to the Registrant's registration statement on Form S-1 (No. 333-110923), filed with the SEC on December 4, 2003, as amended, and incorporated herein by reference.
(2) Filed herewith.
†Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from his filing and have been filed separately with the Securities and Exchange Commission.

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2006

Anesiva, Inc.

/s/ John P. McLaughlin
John P. McLaughlin
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard Powers
Richard P. Powers
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

10.52†	Letter Agreement, dated May 20, 2006, between Mikron Corporation and Anesiva, Inc.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

(1) Filed as Exhibit 3.2 to the Registrant's registration statement on Form S-1 (No. 333-110923), filed with the SEC on December 4, 2003, as amended, and incorporated herein by reference.
(2) Filed herewith.
†Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from his filing and have been filed separately with the Securities and Exchange Commission.

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.