Form 10-Q
period 2006-09-30
ANESIVA, INC.
filed 2006-11-13
CIK 1131517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The total number of shares outstanding of the Registrant’s common stock as of October 20, 2006 was 20,299,720.

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and for the period from March 6, 2001 (inception) to September 30, 2006	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and for the period from March 6, 2001 (inception) to September 30, 2006	5
	Notes to the Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	32
Item 6.	Exhibits	33
	Signatures	34

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Anesiva, Inc.

(a development stage company)

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$25,696	$39,741
Short-term investments	31,973	55,172
Prepaid expenses and other current assets	1,198	1,464

Total current assets	58,867	96,377
Property and equipment, net	4,920	871
Restricted cash	625	669
Other assets	9	—

Total assets	$64,421	$97,917

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,372	$1,037
Current portion of long-term debt	—	150
Accrued clinical trial liabilities	121	2,850
Accrued compensation	1,885	2,573
Other accrued liabilities	1,400	1,767

Total current liabilities	4,778	8,377

Long-term deposit	8	—
Other long-term liabilities	8	—
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and none issued or outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2006 and December 31, 2005; 20,300 and 20,074 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	20	20
Additional paid-in capital	193,518	183,837
Deferred stock compensation	—	(572)
Accumulated other comprehensive loss	(15)	(101)
Deficit accumulated during the development stage	(133,896)	(93,644)

Total stockholders’ equity	59,627	89,540

Total liabilities and stockholders’ equity	$64,421	$97,917

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,		Period from March 6, 2001 (inception) to September 30, 2006
	2006	2005	2006	2005
Contract revenues	$—	$—	$—	$—	$249
Operating expenses:
Research and development	7,465	3,329	25,449	12,832	86,213
General and administrative	5,237	2,308	17,216	8,158	48,567
Acquired in-process research and development	—	—	—	—	5,716

Total operating expenses	12,702	5,637	42,665	20,990	140,496

Loss from operations	(12,702)	(5,637)	(42,665)	(20,990)	(140,247)
Gain (loss) on sale of assets	2	—	(176)	21	(87)
Interest and other income	815	197	2,595	593	4,856
Interest expense	(2)	—	(6)	—	(143)

Loss before extraordinary gain	(11,887)	(5,440)	(40,252)	(20,376)	(135,621)
Extraordinary gain	—	—	—	—	1,725

Net loss	$(11,887)	$(5,440)	$(40,252)	$(20,376)	$(133,896)

Basic and diluted net loss per common share	$(0.59)	$(4.76)	$(2.04)	$(18.06)

Weighted average shares used to compute basic and diluted net loss per common share	20,107	1,143	19,717	1,128

See accompanying notes to condensed consolidated financials statements.

Anesiva, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the nine months ended September 30,		Period from March 6, 2001 (inception) to September 30, 2006
	2006	2005
Net loss	$(40,252)	$(20,376)	$(133,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	261	440	3,966
Extraordinary gain	—	—	(1,725)
Non-cash stock-based compensation	9,010	2,186	14,209
Non-cash retention plan	—	—	4,828
Non-cash interest expense	—	—	131
Issuance of common stock for licensing fee	—	—	1,536
Acquired in-process research and development	—	—	5,716
Amortization of intangible assets	—	—	448
Loss (gain) on disposal of equipment	176	(21)	87
Changes in assets and liabilities:
Prepaid expenses and other current assets	299	(230)	40
Other assets	35	1,380	16
Accounts payable	335	7	1,353
Accrued clinical trial liabilities	(2,729)	—	(1,318)
Accrued compensation	(688)	(191)	257
Other accrued liabilities	(351)	(853)	(462)

Net cash used in operating activities	(33,904)	(17,658)	(104,814)

Investing activities
Purchases of property and equipment	(4,519)	(57)	(5,682)
Proceeds from disposal of equipment	—	48	271
Purchases of marketable securities	(27,680)	(15,110)	(87,720)
Sales of marketable securities	50,965	33,240	113,729
Acquisition of Powderject Technologies, Inc.	—	—	(1,442)
Other acquisition related expenditures	—	—	(97)

Net cash provided by investing activities	18,766	18,121	19,059

Financing activities
Repayment of equipment loans and capital lease obligations	(150)	—	(193)
Cash acquired	—	—	22,575
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	77,887
Proceeds from issuance of common stock	1,243	93	1,382
Proceeds from debt	—	—	9,800

Net cash provided by financing activities	1,093	93	111,451

Net increase/(decrease) in cash and cash equivalents	(14,045)	556	25,696
Cash and cash equivalents at beginning of period	39,741	13,595	—

Cash and cash equivalents at end of period	$25,696	$14,151	$25,696

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

1. Basis of Presentation

On June 21, 2006, the stockholders of Corgentech Inc. approved the name change from Corgentech Inc. to Anesiva, Inc.

Anesiva, Inc. (“we” or “Anesiva”) was incorporated on January 19, 1999 in Delaware. On December 15, 2005, Anesiva merged with AlgoRx Pharmaceuticals, Inc., or AlgoRx, pursuant to which AlgoRx became a wholly-owned subsidiary of Anesiva. Immediately following the transaction, approximately 62% of the outstanding fully-diluted shares of Anesiva common stock were owned by AlgoRx’s stockholders. Therefore, the acquiring entity for accounting purposes is AlgoRx in accordance with Statement of Financial Accounting Standards No. 141, or SFAS 141, Business Combinations. The historical consolidated financial statements as of and for the three and nine months ended September 30, 2005 are those of AlgoRx Pharmaceuticals, Inc.

AlgoRx was incorporated on March 6, 2001 in Delaware. AlgoRx was focused on building a diversified portfolio of pharmaceutical products and technologies to address the pain therapy market. AlgoRx’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, establishing facilities and performing research and development. As AlgoRx is deemed to be the acquiring entity and was in the development stage, Anesiva continues to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises. Anesiva operates in one business segment.

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

The accompanying unaudited condensed consolidated financial statements of Anesiva have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management these unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Anesiva’s financial position at September 30, 2006 and Anesiva’s results of operations for the three and nine months ended September 30, 2006 and 2005 and for the period from March 6, 2001 (inception) to September 30, 2006, and cash flows for nine months ended September 30, 2006 and 2005 and for the period from March 6, 2001 (inception) to September 30, 2006. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period.

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

Prior to the adoption of SFAS 123(R), we accounted for employee stock options using the intrinsic value method in accordance with APB 25 Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, and related interpretations and have adopted the disclosure-only provisions of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure — An Amendment of FASB Statement No. 123.

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We value share-based awards using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statement of operations, other than as related to options granted to employees and directors at an exercise price deemed lower than the fair value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during that period. Stock-based compensation expense recognized in our condensed consolidated statement of operations for the three and nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We use the straight-line single option method to allocate stock-based compensation expense. As stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2006 are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $8.9 million, which consisted of stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases of $8.7 million, $132,000 and $103,000, respectively. Stock-based compensation expense related to employee stock options recognized under APB 25 during the three and nine months ended September 30, 2005 were $454,000 and $1.6 million, respectively.

In January 1, 2006 we reversed $572,000 related to unamortized deferred stock compensation from options granted below our stock deemed fair value before December 31, 2005 and restricted stock awards as a result of our adoption of SFAS 123(R).

We have also granted restricted stock awards to consultants. We account for stock awards issued to such non-employees in accordance with the provisions of Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or Issue No. 96-18. Under Issue No. 96-18, stock awards to non-employees are accounted for at their respective fair values using the Black-Scholes option-pricing model unless a more readily determinable fair value is available. The fair value of options granted to non-employees is remeasured during the performance period as the underlying options vest or as milestones are reached. During the nine months ended September 30, 2006, we granted 24,500 shares of restricted stock and 20,000 shares of stock options to three consultants and recorded $80,000 and $35,000 in stock-based compensation expense, respectively.

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

Stock options granted under the 2003 Plan may be either incentive stock options, nonstatutory stock options, stock bonuses, or rights to acquire restricted stock. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the grant date and nonstatutory options may be granted to employees, directors, or consultants at exercise prices of no less than 50% of the fair value of the common stock on the grant date, as determined by the board of directors. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options may be granted with vesting terms as determined by the board of directors. Except as noted above, options expire no more than 10 years after the date of grant or earlier if employment is terminated.

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

	For the three months ended September 30,				For the nine months ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	Stock option plans		ESPP		Stock option plans		ESPP
Dividend yield	—	—	—	—	—	—	—	—
Risk-free interest rate	4.7%	4.2%	5.1%	3.6%	5.0%	4.2%	4.9%	3.2%
Volatility	85%	120%	85%	102%	89%	120%	89%	110%
Expected life (in years)	4.7	8.3	0.5	0.5	4.8	8.3	0.5	0.5

In the nine months ended September 30, 2006 and 2005, the fair value of the options granted was $5.25 and $5.61, respectively.

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

The following table summarizes the non-cash stock compensation charges under SFAS123(R) in the three and nine months ended September 30, 2006 (in thousands):

	For the three months			For the nine months
	Stock options	ESPP	Restricted stock awards	Stock options	ESPP	Restricted stock awards
Research and development	$901	$27	$8	$3,024	$53	$58
General and administrative	1,587	23	10	5,636	50	74

Total	$2,488	$50	$18	$8,660	$103	$132

At September 30, 2006, the unrecognized compensation expense related to unvested outstanding stock options is approximately $16.0 million which will be recognized through 2010.

Pro Forma Information under SFAS 123

The following table illustrates the effect on net loss and net loss per common share had we applied in the three and nine months ended September 30, 2005, the fair value provisions of SFAS 123 to employee stock compensation (in thousands, except per share numbers):

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Net loss, as reported	$(5,440)	$(20,376)
Add: Stock-based employee compensation expense, included in reported net loss	455	1,584
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(243)	(1,126)

Pro forma net loss under fair value method for all awards	$(5,228)	$(19,918)

Net loss per share (basic and diluted):
As reported	$(4.76)	$(18.06)

Pro forma	$(4.57)	$(17.66)

Stock Option Activity

Pursuant to the merger agreement between Anesiva and AlgoRx, all stock options to purchase shares of common stock of AlgoRx were canceled. All the information presented in this Note reflects Anesiva’s historical equity incentive plans and not those of AlgoRx and have been retroactively adjusted to reflect the one-for-four reverse stock split effected by Anesiva on December 15, 2005. A summary of activity under Anesiva’s 2003 Equity Incentive Plan and the 2003 Nonemployee Directors’ Stock Option Plan is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price Per Share
Balances at January 19, 1999 (Anesiva’s Date of Inception)	125,000	—	—
Options granted	(4,373)	4,373	$0.96
Options exercised	—	(937)	$0.96

Balances at December 31, 1999	120,627	3,436	$0.96
Shared reserved	177,456	—	$0.96
Options granted	(106,168)	106,168	$0.96
Options exercised	—	(81,981)	$0.96

Balances at December 31, 2000	191,915	27,623	$0.96
Options granted	(69,213)	69,213	$1.60
Options exercised	—	(63,091)	$1.46
Options canceled	6,094	(6,094)	$0.96

Balances at December 31, 2001	128,796	27,651	$1.42
Additional shares authorized	131,875	—	—
Options granted	(124,844)	124,844	$4.30
Options exercised	—	(30,929)	$1.66
Options canceled	9,093	(9,093)	$3.36
Options shares repurchased	973	—	$1.84

Balances at December 31, 2002	145,893	112,473	$4.39
Additional shares authorized	308,156	—	—
Options granted	(430,390)	430,390	$7.60
Options exercised	—	(122,221)	$5.55
Options canceled	16,136	(16,136)	$4.80
Options shares repurchased	1,942	—	$1.72

Balances at December 31, 2003	41,737	404,506	$7.44
Additional shares authorized	300,000	—	—
Options granted	(276,822)	276,822	$56.87
Options exercised	—	(16,606)	$10.96
Options canceled	4,427	(4,427)	$31.80
Options shares repurchased	2,219	—	$2.36
Restricted shares issued	(38,913)	—	—

Balances at December 31, 2004	32,648	660,295	$27.91
Additional shares authorized	2,569,431	—	—
Options granted	(1,631,527)	1,631,527	$13.42
Options exercised	—	(27,214)	$6.93
Options canceled	633,918	(633,918)	$36.94
Options shares repurchased	8,590	—	$4.53
Restricted shares issued	(19,684)	—	—
Restricted shares canceled	25,497	—	—

Balances at December 31, 2005	1,618,873	1,630,690	$10.25
Additional shares authorized	1,081,196	—	—
Options granted	(1,739,100)	1,739,100	$7.50
Options exercised	—	(7,681)	$8.50
Options canceled	512,931	(512,931)	$9.28
Options shares repurchased	177	—	$4.80
Restricted shares issued	(24,500)	—	—

Balances at September 30, 2006	1,449,577	2,849,178	$8.75

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding
Exercise Prices	Weighted –Avg. Exercise Price	Number Outstanding	Weighted-Avg. Remaining Contract Life	Options Vested
$1.60-$4.80	$4.79	93,662	6.46	84,151
$4.81-$7.98	$7.46	1,557,350	9.64	16,561
$7.99-$9.76	$8.44	421,834	7.97	239,272
$9.77-$9.88	$9.80	683,707	8.79	326,076
$9.89-$10.20	$10.15	64,500	8.98	16,125
$10.21-$77.60	$69.60	28,125	7.66	22,395

	$8.75	2,849,178	9.05	704,580

As of September 30, 2006, there were 40,000 options issued outside of any plan with a weighted-average exercise price of $4.80 per share. In November 2005, Anesiva canceled 353,856 options at a weighted average price of $38.16 and re-granted 353,856 options at a weighted average price of $9.80. The weighted average remaining recognition period for options outstanding as of September 30, 2006 is 1.49 years.

Recent Accounting Pronouncement

On June 28, 2006, the Financial Accounting Standards Board, or FASB, ratified the consensus reached by the EITF on EITF Issue No. 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences”, or EITF 06-02. EITF 06-02 states that if all the conditions of paragraph 6 of FASB 43 are met, compensation costs for sabbatical and other similar benefit arrangements should be accrued over the requisite service period. Paragraph 6 of FASB 43 states that a liability should be accrued for employees’ future absences if the following are met: (a) the employer’s obligation is attributable to employees’ services already rendered; (b) the obligation relates to rights that vest or accumulate; (c) payment of the compensation is probable; and (d) the amount can be reasonably estimated. EITF 06-02 is effective for fiscal years beginning after December 15, 2006. Upon adoption of EITF 06-02, we expect to record a one-time adjustment to retained earnings as a cumulative effect of a change in accounting principle.

2. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of additional potential common shares.

The following table sets forth the computation of Anesiva’s basic and diluted net loss per share (in thousands, except share and per share amounts).

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Numerator for basic and diluted net loss per share:
Net loss	$(11,887)	$(5,440)	$(40,252)	$(20,376)

Denominator for basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	20,109,931	1,143,093	19,723,845	1,128,157
Less: weighted-average shares subject to repurchase	(2,913)	—	(7,102)	—

Weighted-average shares used in computing basic and diluted net loss per share	20,107,018	1,143,093	19,716,743	1,128,157

Basic and diluted net loss per share	$(0.59)	$(4.76)	$(2.04)	$(18.06)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive due to our net loss during each period. Restricted stock that is not yet vested is included as dilutive common share equivalents because we consider such securities equivalent to stock options.

	As of September 30,
	2006	2005
Preferred stock	—	14,275,747
Restricted stock	28,936	9,375
Warrants	65,212	—
Options	2,889,178	1,978,299

	2,983,326	16,263,421

The pro forma basic and diluted net loss per share shows the basic and diluted net loss per share had the AlgoRx convertible preferred stock been converted into Anesiva common stock. The following table sets forth the computation of pro forma basic and diluted net loss attributable to common stockholders per share (in thousands, except share and per share amounts):

	For the three months September 30, 2005	For the nine months September 30, 2005
Numerator for pro forma basic and diluted net loss per share — net loss	$(5,440)	$(20,376)

Denominator for pro forma basic and dilutive net loss per share — weighted average shares	12,437,227	12,437,227

Pro forma basic and diluted net loss per share	$(0.44)	$(1.64)

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities, in accordance with SFAS No. 130, Reporting Comprehensive Income.

Comprehensive loss and its components for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net loss	$(11,887)	$(5,440)	$(40,252)	$(20,376)
Change in unrealized gain on investments	36	16	86	48

Comprehensive loss	$(11,851)	$(5,424)	$(40,166)	$(20,328)

4. Stockholders’ Equity

In February 2005, we issued 78,750 shares of restricted common stock to employees and two directors, half of which will cliff vest on the anniversary dates of the grant date over a two-year period. The weighted-average fair value of this stock at the time of issuance was $24.68 per share. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. As a result of these awards, during the nine months ended September 30, 2006, we recognized approximately $212,000 in compensation expense. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all the remaining restricted stock awards that were granted in 2005 continue to vest, we expect to recognize approximately $18,000, $28,000 and $3,000 in compensation expense during the years ended December 31, 2006, in 2007 and 2008, respectively. However, no compensation expense will be recognized for stock awards that do not vest.

In June 2006, we received a commitment for up to $30.0 million in common stock equity financing from Azimuth Opportunity, Ltd. to support our corporate and clinical development activities. As of September 30, 2006, we received approximately $1.0 million of net cash proceeds from the sales of 154,837 shares of our common stock to Azimuth Opportunity. Over the next two years, we may from time to time, at our discretion, sell registered shares of our common stock to Azimuth Opportunity at a small discount to the market price. This flexible financing agreement provides access to additional resources to advance our product pipeline of pain therapeutics. Net proceeds will be used to provide working capital and for general corporate purposes. This commitment was entered into pursuant to an effective shelf registration statement filed by us with the Securities and Exchange Commission to issue various securities for proceeds in the aggregate amount of up to $100.0 million.

5. Restructuring Activities

In December 2005, we announced a restructuring plan to reduce research costs, realign development efforts and realize operational efficiencies in general and administrative functions. We recorded a charge of $439,000 in severance salaries and other termination-related benefits related to the termination of 19 employees, which is included in accrued compensation on the balance sheet at December 31, 2005. Approximately $428,000 and $11,000 were charged to research and development expenses and general and administrative expenses, respectively. No severance payments were made in 2005 related to this restructuring.

During the nine months ended September 30, 2006, we recorded a charge to reflect the accrual of severance salaries and benefits for employees as prescribed under SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, related to the termination of ten employees. During the three months ended September 30, 2006, approximately $171,000 and $57,000 were charged to research and development expenses and general and administrative expenses, respectively. During the nine months ended September 30, 2006, approximately $737,000 and $194,000 were charged to research and development expenses and general and administrative expenses, respectively.

The following table sets forth the activity in the restructuring reserve related to employee severances, which is included in accrued compensation at September 30, 2006 (in thousands):

Employee Severance Costs
Restructuring reserve at December 31, 2005	$439
Accrual for salaries and termination-related benefits	941
Reversal of accrual	(10)
Payment against reserve	(1,077)

Restructuring reserve at September 30, 2006	$293

In addition to employee severance costs, we incurred a $24,000 charge in the nine months ended September 30, 2006 related to exiting the lease of our laboratory and office space in Sunnyvale, California. The lease related to this space expires on March 31, 2008.

6. Subsequent Event

On October 1, 2006, we announced the closure of an office space in Secaucus, New Jersey. We notified four employees who worked in Secaucus of their termination on October 1, 2006. This restructuring was done in order to further reduce our ongoing operational costs. As a result of this restructuring, we expect to incur the restructuring charges of approximately $1.2 million for both employee and facility related costs. This amount recorded may be reduced if we are able to secure a subleasee for the office space in Secaucus. We can not currently estimate the potential sublease income. The $1.2 million of restructuring charges include $1.1 million relating to exiting the lease of our office space in Secaucus and $100,000 related to the termination of four employees. The lease related to this office space expires on July 31, 2009.

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

On December 15, 2005, Anesiva, Inc. completed a merger with AlgoRx Pharmaceuticals, Inc., a privately-held company, pursuant to which AlgoRx became a wholly-owned subsidiary of Anesiva. Because AlgoRx’s stockholders, a warrantholder and the designated beneficiaries of the AlgoRx 2005 Retention Bonus Plan received approximately 62% of the fully-diluted shares of the combined company immediately following consummation of the merger, AlgoRx is deemed to be the acquiring company for accounting purposes. Anesiva issued 13.1 million post-split shares of Anesiva common stock in the merger. In connection with the merger, Anesiva also effected a one-for-four reverse stock split effective on December 15, 2005. Except where otherwise noted, all references to Anesiva, we, our and us in this Quarterly Report on Form 10-Q refer to the combined company.

Anesiva, Inc. is a biopharmaceutical company focused on the development and commercialization of novel therapeutic treatments for pain management. We are creating a late-stage company with four products in our product pipeline.

•	Zingo™, fomerly 3268, a fast-acting local non-opioid anesthetic, has successfully completed two Phase 3 trials and we anticipate filing a New Drug Application/Common Technical Document, or NDA/CTD, with the FDA for Zingo in November 2006.

•	4975, a potent, long-acting anesthetic, is being developed for site-specific, moderate to severe pain has completed multiple trials in post-surgical, neuropathic and musculoskeletal pain.

•	1207 is a new class of anesthetic that is long lasting and rapidly working in preclinical models and entered the clinic in October 2006.

•	Avrina™, which demonstrated a highly potent inhibition of atopic dermatitis in preclinical studies, completed two Phase 1/2 clinical trials for the treatment of eczema.

Each of our product candidates employs a different mechanism of action. Zingo is comprised of microcrystals of lidocaine delivered into the skin by compressed gas by a proprietary needle-free dispenser. 4975 is a novel non-opioid drug candidate that is a VR1 agonist based on the compound capsaicin which can provide analgesia relief for between two and three months. 1207 is being prepared for clinical investigation as a topical local anesthetic with broad potential application. We have retained the commercialization rights to all of our product candidates. Avrina is a highly selective and potent inhibitor of the transcription factor, NF-KB, which is implicated in inflammatory diseases such as eczema, asthma and inflammatory bowel disease, or IBD.

In June 2006, we announced that we had received a commitment for up to $30.0 million in common stock equity financing from Azimuth Opportunity Ltd. to support our corporate and clinical development activities. As of September 30, 2006, we received approximately $1.0 million of net cash proceeds from the sales of 154,837 shares of our common stock to Azimuth Opportunity. Over the next two years, we may from time to time, at our discretion, sell registered shares of our common stock to Azimuth Opportunity at a small discount to the market price. This flexible financing agreement provides access to additional resources to advance our product pipeline of pain therapeutics. Net proceeds will be used to provide working capital and for general corporate purposes. This commitment was entered into pursuant to an effective shelf registration statement filed by us with the Securities and Exchange Commission to issue various securities for proceeds in the aggregate amount of up to $100.0 million.

In July 2006, we announced that, based on a successful pre-filing meeting with FDA we intend to file an NDA/CTD for our lead product candidate Zingo – a fast-acting, needle-free, local anesthetic that has been shown to significantly reduce pain associated with venipunctures, i.e., blood draws and intravenous, IV, placements. The meeting covered clinical, preclinical and manufacturing aspects of the drug, and the NDA/CTD will be filed as a Common Technical Document, CTD, which can be accepted for review under both domestic and international guidelines.

Also during the pre-filing meeting, the FDA agreed that one additional Phase 3 trial in adults will be needed to seek a broader product label. This trial, which should take less than six months to complete, is expected to begin in early 2007. Zingo demonstrated statistically significant pain reduction in two Phase 3 clinical trials in children, which will form the basis of the initial NDA/CTD filing. The upcoming adult trial will, in a similar fashion to the pediatric trials, evaluate the ability of Zingo to show a reduction in pain associated with venipunctures against placebo. We expect to file our NDA/CTD in November 2006, and if approved, Zingo could be launched in 2007 for the pediatric population.

In October 2006, we commenced Phase 1 clinical testing of product candidate 1207, a new topical local anesthetic for the potential treatment of numerous pain conditions, including neuropathic pain. The study, designed to assess the safety of 1207, is a randomized, double-blind, placebo-controlled study that will also measure preliminary efficacy endpoints including sensory perceptions of touch and warmth following a single topical administration of 1207 compared with placebo.

Restructuring Activities

In connection with the merger with AlgoRx in December 2005, our board of directors approved a restructuring plan to reduce research costs, realign development efforts and realize operational efficiencies in general and administrative functions. As of December 31, 2005, we had incurred approximately $439,000 related to the restructuring plan, primarily related to employee severance costs. We recorded an additional $941,000 in restructuring costs in the nine months ended September 2006 related to the termination of 28 employees. These costs were recorded as a charge in general and administrative expense and research and development expense. We completed the restructuring activities initiated in connection with our merger on September 30, 2006.

In March 2006, we exited a former AlgoRx facility in Sunnyvale, California and recorded an accrual of approximately $117,000, offset by future sublease income of approximately $93,000. If our estimate of future sublease income is incorrect we may incur additional expense. The lease for this facility expires on March 31, 2008.

On October 1, 2006, we announced the closure of a former AlgoRx office space in Secaucus, New Jersey. We notified four employees who worked in Secaucus of their termination on October 1, 2006. This restructuring was done in order to further reduce our ongoing operational costs. As a result of this restructuring, we expect to incur the restructuring charges of approximately $1.2 million which may be reduced if we are able to secure a subleasee for the office space. The $1.2 million of restructuring charges include $1.1 million relating to exiting the lease of our office space and $100,000 related to the termination of four employees. The lease related to this office space expires on July 31, 2009.

In addition to our announced restructuring plans, we may incur significant costs integrating Anesiva’s and AlgoRx’s operations, products and personnel. These costs may include costs for:

•	employee redeployment or relocation;

•	conversion of information systems;

•	combining development, regulatory, manufacturing and commercial teams and processes;

•	reorganization of facilities; and

•	relocation or disposition of excess equipment.

Financial Operations Overview

Research and Development Expenses

The following table sets forth the allocation of research and development expenses among projects for the three and nine months ended September 30, 2006 (in thousands):

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
Zingo	$2,938	$7,946
4975	644	3,433
Avrina	108	1,555
1207	531	1,460
Non-project	3,244	11,055

Total	$7,465	$25,449

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

We believe that the following accounting policies relating to stock compensation and clinical trial accounting are most critical to a full understanding and evaluation of our reported financial results.

Stock Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to the adoption of SFAS 123(R), we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25, and related interpretations and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. We accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statement of operations, other than as related to options granted to employees and directors at an exercise price lower than the fair value of the underlying stock at the date of grant.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We value share-based awards using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations.

Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during that period. Stock-based compensation expense recognized in our condensed consolidated statement of operations for the three and nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We use the straight-line single option method to allocate stock-based compensation expense. As stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2006 are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The financial results for the three months ended September 30, 2006 reflect the third quarter of combined operating results following the merger on December 15, 2005 of AlgoRx Pharmaceuticals, Inc. and Anesiva, Inc. AlgoRx’s financial statements are the basis for the merged company’s historical financial information. The overall increase in expenses and net loss for the three months ended September 30, 2006 reflect the increase in personnel and development programs resulting from the merger.

Research and Development Expenses. Research and development expenses increased to $7.5 million for the three months ended September 30, 2006 from $3.3 million for the three months ended September 30, 2005. The increase in research and development of $4.2 million was primarily the result of increased compensation of $2.1 million of which stock-based compensation contributed $774,000 due to the adoption of SFAS 123(R), $1.0 million in professional and consulting costs, $1.0 million in facilities and related costs, $416,000 in manufacturing research and development costs, and $113,000 in travel expenses, offset by the decreased spending of $531,000 in clinical trial costs. We anticipate that our quarterly research and development expenses will increase through the end of 2006 due to the planned submission of an NDA/CTD for Zingo with the FDA, increased manufacturing costs related to Zingo, 4975 and 1207 and the start of a Phase 1 clinical trial in 1207.

General and Administrative Expenses. General and administrative expenses increased to $5.2 million for the three months ended September 30, 2006 from $2.3 million for the three months ended September 30, 2005. The increase of $2.9 million was primarily attributable to higher compensation of $2.2 million of which stock-based compensation contributed $1.4 million due to the adoption of SFAS 123(R) and $714,000 in increased professional and consulting costs. We expect our quarterly general and administrative expenses to remain relatively constant through the end of 2006.

Interest and Other Income. Interest and other income increased to $815,000 for the three months ended September 30, 2006 from $197,000 for the three months ended September 30, 2005 as a result of higher cash and investment balances and interest rates in the three months ended September 30, 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The financial results for the nine months ended September 30, 2006 reflect the combined operating results of AlgoRx Pharmaceuticals, Inc. and Anesiva, Inc. following the merger on December 15, 2005. AlgoRx’s financial statements are the basis for the merged company’s historical financial information. The overall increase in expenses and net loss for the nine months ended September 30, 2006 reflect the increase in higher overall headcount and clinical, manufacturing, and general expenses for 4975 and Zingo.

Research and Development Expenses. Research and development expenses increased to $25.5 million for the nine months ended September 30, 2006 from $12.8 million for the nine months ended September 30, 2005. The increase in research and development of $12.7 million was primarily the result of increased compensation of $7.2 million of which stock-based compensation contributed $2.4 million due to the adoption of SFAS 123(R), $3.0 million in facilities and related costs, $2.1 million in manufacturing and preclinical costs, and $2.4 million in clinical consulting costs, offset by the decrease of $2.3 million in clinical trial costs.

General and Administrative Expenses. General and administrative expenses increased to $17.2 million for the nine months ended September 30, 2006 from $8.2 million for the nine months ended September 30, 2005. The increase of $9.0 million was primarily attributable to higher compensation of $7.5 million of which stock-based compensation contributed $4.4 million due to the adoption of SFAS 123(R) and $3.0 million in increased professional, legal, consulting and other corporate expenses due to operating as a publicly traded company offset by $1.2 million in capitalized financing costs that were expensed in the second quarter of 2005 due to the withdrawal of AlgoRx’s initial public offering.

Interest and Other Income. Interest and other income increased to $2.6 million for the nine months ended September 30, 2006 from $593,000 for the nine months ended September 30, 2005 as a result of higher cash and investment balances and interest rates in the nine months ended September 30, 2006.

Interest Expense. Interest and other expense increased to $6,000 for the nine months ended September 30, 2006 from none for the nine months ended September 30, 2005. Interest expense was due to the interest paid on our equipment line of credit.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily through the sale of equity securities. As of September 30, 2006, we had raised $88.9 million of cash proceeds from the sale of equity securities, including promissory notes that were converted into preferred stock, net of offering expenses and we acquired cash of $22.6 million as a result of the merger between Anesiva and AlgoRx.

As of September 30, 2006, we had $57.7 million in cash, cash equivalents and marketable securities as compared to $94.9 million as of December 31, 2005, a decrease of $37.2 million. This decrease was primarily the result of cash used in operations and the purchase of equipment and build-out of manufacturing facility space at a contract manufacturer for the future production of Zingo.

In June 2006, we announced that we had received a commitment for up to $30.0 million in common stock equity financing from Azimuth Opportunity Ltd. to support our corporate and clinical development activities. As of September 30, 2006, we received approximately $1.0 million of net cash proceeds from the sales of 154,837 shares of our common stock to Azimuth Opportunity. Over the next two years, we may from time to time, at our discretion, sell registered shares of our common stock to Azimuth Opportunity at a small discount to the market price. This flexible financing agreement provides access to additional resources to advance our product pipeline of pain therapeutics. Net proceeds will be used to provide working capital and for general corporate purposes. This commitment was entered into pursuant to an effective shelf registration statement filed by us with the Securities and Exchange Commission to issue various securities for proceeds in the aggregate amount of up to $100.0 million.

Cash Flows

Net cash used in operating activities was $33.9 million and $17.7 million for the nine months ended September 30, 2006 and 2005, respectively. The increase of cash used in operations of $16.2 million was primarily due to the increase in net loss of $19.9 million and the decrease in accrued clinical trial liabilities of $2.7 million due to the completion of multiple Phase 2 and Phase 3 trials at the end of 2005 and in the first quarter of 2006 and an increase in accrued compensation of $497,000 due to increase in headcount and bonus program, offset by the increase in non-cash stock-based compensation of $6.8 million, primarily due to the adoption of SFAS 123(R).

Net cash provided by investing activities was $18.8 million for the nine months ended September 30, 2006 compared to $18.1 million for the nine months ended September 30, 2005. The increase in net cash from investing activities of $0.7 million was primarily due to a net increase in sales of marketable securities of $5.2 million offset by a net increase in purchase of equipment of $4.5 million for the future production of Zingo.

Net cash provided by financing activities was $1.1 million and $93,000 for the nine months ended September 30, 2006 and 2005, respectively. The increase in net cash provided by financing activities of $1.0 million was primarily due to the increase in sales of common stock of $1.1 million, which included approximately $1.0 million net cash proceeds from the sales of our common stock to Azimuth Opportunity and $260,000 cash proceeds from the sale of common stock under our employee stock purchase plan, offset by repayment of equipment loan of $150,000.

Credit Facility

In February 2003, we entered into an equipment line of credit with GE Capital Corporation providing funding of up to $1.5 million. Through September 30, 2006, we had drawn down $1.4 million on the line of credit. Amounts under the line of credit are secured by the equipment purchased. At September 30, 2006, we paid off all principal and interest payments on the equipment line of credit and have no available funds on this equipment line of credit.

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

Contractual Obligations

Our outstanding contractual obligations relate to our equipment debt financings and facilities leases. Our contractual obligations as of September 30, 2006 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Operating leases	$9.1	$2.4	$4.5	$2.2	$—
Manufacturing equipment contract	2.4	2.4	—	—	—

Total contractual cash obligations	$11.5	$4.8	$4.5	$2.2	$—

The contractual summary above reflects only payment obligations that are fixed and determinable. We also have contractual payment obligations, the timing of which is contingent on future events. In October 2004, we licensed the intellectual property underlying 1207 from Bridge Pharma, Inc. In consideration for the license, we paid Bridge Pharma an up-front license fee consisting of a cash payment of $1.0 million and the issuance of 160,000 shares of our common stock. Such amounts were expensed during the fourth quarter of 2004. We valued the 160,000 shares at approximately $1.5 million based on our determination of the fair value of common stock at the time of issuance. We are also obligated to pay additional fees to Bridge Pharma if we achieve certain clinical, regulatory and commercial milestones. We are required to pay such milestone payments upon the commencement of Phase 1, 2 and 3 clinical trials and upon the occurrence of certain events including the filing of a new drug application with the FDA, the regulatory approval for each of the first and second products using the licensed technology and reaching certain revenue thresholds. We may be obligated to pay up to an aggregate of $2.5 million in milestone payments prior to product approval, plus additional amounts up to an aggregate of $3.0 million payable upon the regulatory approval of a licensed product for each of the first, second and third indications. To date, we have paid no milestone payments. We are obligated to spend a minimum of $1.0 million for product development in each calendar year during the term of the agreement commencing in 2005 and ending on the first commercial sale of a product using the licensed technology. In October 2006, we made a $200,000 milestone payment to Bridge Pharma for enrolling the first patient in a Phase 1 clinical trial for 1207.

Under all of our license agreements, we could be required to pay up to a total of $6.7 million in payments for milestones such as the initiation of clinical trials and the granting of patents. As of September 30, 2006, we incurred approximately $2.7 million of milestone charges, including approximately $1.2 million of cash payments and approximately $1.5 million of stock compensation, for the execution of agreements, patent approvals and the initiation of U.S. clinical trials. Milestone payments will also be due upon the first administration to a subject using licensed technology in a Phase 1 clinical trial, the first administration to a subject using licensed technology in a Phase 3 clinical trial and FDA approval of 4975 in addition to sales milestones and royalties payable on commercial sales if any occur.

We are obligated to make certain payments under our license agreements with The Brigham and Women’s Hospital, Inc. and The Board of Trustees of the Leland Stanford Junior University if milestones relating to the development and regulatory approval of Transcription Factor, or TF, Decoys and pressure-delivery are achieved. In addition, if TF Decoys are successfully commercialized we will pay royalties pursuant to these license agreements.

We have also entered into letters of credit totaling $625,000 securing our operating lease obligations. We are required to set aside cash as collateral. At September 30, 2006, we had $625,000 in certificates of deposit designated as restricted cash, which is not available for use in current operations.

On May 30, 2006, we entered an agreement with Mikron Corporation to purchase an automated system for assembling the needle-free delivery device for our product Zingo. Pursuant to the agreement, we will pay Mikron Corporation up to an aggregate of $3.4 million upon the achievement of certain milestones. The agreement will continue until the completion of the assembly system. As of September 30, 2006, we paid Mikron Corporation an upfront payment of $1.0 million. We are obligated to pay $2.4 million within one year from the agreement execution date. As of September 30, 2006, we have made binding commitments to spend an aggregate of approximately $9.3 million on equipment and leasehold improvements for the manufacture of Zingo. This $9.3 million commitment includes the $3.4 million agreement with Mikron shown above. Other than the $9.3 million binding commitments on equipment and leasehold improvements, we have no material commitments for capital expenditures.

On August 17, 2006, we entered an agreement with GlaxoSmithKline to extend the term of the lease agreement for our headquarter office in South San Francisco, California from June 1, 2007 through November 13, 2010.

Off-Balance Sheet Arrangements

At September 30, 2006 and 2005, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1 percent, from September 30, 2006 levels, the fair value of our portfolio would decline by approximately $25,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of September 30, 2006, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Anesiva have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We must receive FDA approval for each of our product candidates including Zingo, 4975, 1207 and Avrina™ before we can commercialize or sell these product candidates in the United States. We may experience unexpected delays in submitting an NDA/CTD to the FDA for our lead product Zingo. Also, after submission of an NDA/CTD, the FDA may require additional laboratory testing or clinical studies, delay review of our application or withhold registration and marketing approval for the product. This could significantly increase our expenditures and delay or prevent our ability to market Zingo. Even if one of our product candidates is approved by the FDA, the approval may be significantly limited to specific disease indications, patient populations and dosages. For instance, we may need separate FDA approvals before 4975 can be commercialized to treat each of the three indications for which this product candidate is being developed: postsurgical pain, local neuropathic pain and musculoskeletal pain. The FDA can limit or deny its approval for many reasons, including:

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

We have no manufacturing facilities, and we have limited personnel with experience in manufacturing any clinical or commercial products or in designing drug manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, product candidates for clinical trials. We intend to rely on third-party contract manufacturers to manufacture, supply, store and distribute any resulting products. The Linde AG acts as the sole supplier for the cylinder of compressed helium gas, a key component in the dispenser for Zingo.

There are a small number of suppliers of the materials which are necessary to manufacture Zingo and, in the case of the cylinder used in Zingo, we rely on a sole supplier. The cylinder of compressed helium gas is a key component in the dispenser for Zingo. We acquire the cylinders for Zingo from PowderJect Technologies Limited under a long-term supply agreement. PowderJect Technologies Limited is currently our sole supplier and source of cylinders, which are manufactured for PowderJect Technologies Limited by The Linde AG, and to date we have not identified an alternative source. If we are required to seek an alternative source for the cylinders, we might not be successful in establishing an alternative commercial arrangement with a supplier, or if we were successful in finding an alternate supplier, it could be on terms which are less favorable than the current supply agreement with PowderJect Technologies Limited. In addition, we currently have no approved supplier of the sealing film for the drug cassette in the dispenser for Zingo. We may not be successful in establishing a commercial arrangement for a supplier for the sealing film.

The contract manufacturers for Zingo need to purchase the materials required for Zingo. Suppliers may not sell these materials to us at the time we need them or on commercially reasonable terms. If our manufacturers are unable to obtain these materials, the product testing and potential regulatory approval of Zingo would be delayed, significantly impacting our ability to develop the product candidate and potentially increasing our costs. If we obtain regulatory approval for Zingo and our manufacturers or we are unable to purchase these materials, the commercial launch of Zingo would be delayed or there would be a shortage in supply of Zingo, which would harm our ability to generate revenues from the sale of Zingo. If suppliers increase the price of these materials, the price for Zingo may increase which may make Zingo a less competitive product for the relief of venipuncture pain. If we change suppliers for any of these materials or any of our current suppliers experience a shutdown or disruption in the facilities used to produce these materials, due to technical, regulatory or other problems, it could harm our ability to manufacture products.

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

Zingo, if approved and commercialized, will face significant competition. Two leading products for local anesthesia prior to venipuncture procedures were L.M.X.4®, a cream-based product (formerly ELA-MAX, Ferndale Labs), and EMLA®, a cream-based product sold by AstraZeneca. EMLA® has historically been the market leader, and several generic versions of EMLA® that are manufactured by Fougera, Atrix, Geneva, and Hi-Tech Pharmaceuticals were approved by the FDA. These products already have established distribution channels and are well known to physicians and hospitals. There are additional products including Numby Stuff® (Iomed) and LidoSite® (Braun-Vyteris) with more rapid onset than the cream-based products above. Endo Pharmaceuticals has launched Synera™ a topical anesthetic patch. Two other products, including S-Caine® Patch (ZARS), for which an NDA has been approved, may also compete with Zingo.

4975, if approved and commercialized, will face significant competition. For postsurgical pain, morphine administered by infusion pump is a common treatment method. Several other oral, injectable and patch opioids are also used, including Vicodin® (Abbott Labs), OxyContin® (Purdue Pharma), and Ionsys™ and Duragesic® (Johnson & Johnson). For localized neuropathic pain, Neurontin® (Pfizer) and tricyclic antidepressants are used to treat neuropathic pain. For later-stage osteoarthritis, hyaluronic acid products, including Synvisc® (Genzyme), a market leader in 2003, are injected locally and several oral opioids, most prominently OxyContin® (Purdue Pharma) and Duragesic® (Johnson & Johnson) are used. For the treatment of tendonitis, glucocorticosteroids are used. VR1, which is involved in the transmission of pain signals to the brain and which is affected by 4975, has become a popular target for the pharmaceutical industry. VR1 inhibitors that may also compete with 4975 are being developed by several companies, including Merck-Neurogen, Pfizer-Renovis, Amgen, Schwarz Pharma-Amore Pacific, Purdue Pharma, and PainCeptor. These VR1 inhibitors are expected to advance to clinical evaluation shortly. We believe there are other products that are in development that may compete with our current product candidates.

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

We do not have any products approved for marketing. We have a limited history of operations and we have incurred net losses since our inception. As of September 30, 2006, we had deficit accumulated during the development stage of approximately $133.9 million. We expect to incur substantial net losses to further develop and commercialize our products and do not know whether or when we will become profitable and may not be able to sustain our operations.

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

We will require substantial funds to further develop and commercialize our products. We expect to incur significant spending as we expand our development programs and commercialization activities and our future capital requirements will depend on many factors, including:

•	the scope and results of our clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for Zingo, 4975, 1207 and Avrina and other future product candidates;

•	the cost of manufacturing activities;

•	the cost of Zingo commercialization activities; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including any litigation costs and the results of such litigation.

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

We are highly dependent on our chief executive officer, John P. McLaughlin and other officers and key employees. Due to the specialized knowledge each of our officers and key employees possesses with respect to our product candidates and our operations, the loss of service of any of our officers or key employees could delay or prevent the successful enrollment and completion of our clinical trials or the regulatory approval or the commercialization of Zingo. We do not carry key man life insurance on our officers or key employees.

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

As a result of the restructurings we announced on December 16, 2005, we may be unable to retain employees and experience significant delays in recruiting new employees in the future.

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

If we lose our licenses from PowderMed Limited for Zingo, certain licensees for 4975, Bridge Pharma, Inc. for 1207, or Brigham and Women’s Hospital and Stanford University for TF Decoy technology, we will not be able to continue development of our current products.

We are a party to four significant license agreements relating to patents, patent applications and know-how covering the technology relating to Zingo, 4975, 1207 and Avrina, our four product candidates. These license agreements impose various diligence, commercialization, royalty and other obligations on us. If we fail to comply with the obligations in the license agreements, the licensor may have the right to terminate the license and we may not be able to market products that were covered by the license.

The license agreement with James N. Campbell, M.D., Richard A. Meyer, M.S. and Marco Pappagallo, M.D. relates to the steps of administering capsaicin for pain reduction utilized in 4975, and our rights under this agreement can be terminated on 10 days’ written notice if we fail to make a payment or fulfill any material obligation under the agreement and the failure is not cured by us within 180 days of receiving notice of such failure. The license agreement with PowderMed Limited relates to technology underlying Zingo. The agreement with PowderMed Limited can be terminated immediately by either party if the other party ceases to do business in the ordinary course, or assigns all or substantially all of its assets for the benefit of creditors. Either party can also terminate for material breach if not cured within 60 days of notice or if not cured within 30 days of notice if the breach relates to payment provisions. The agreement with Bridge Pharma, Inc. relates to proprietary analgesic and local anesthetic pharmaceutical agents and technology underlying 1207 and our rights under this agreement can be terminated for cause by Bridge Pharma, Inc. if we breach any material provision of the agreement and fail to cure the breach within 60 days of the receipt of the notice of breach. Either party may terminate the agreement immediately in the event the other party suffers certain insolvency events. To date, we believe we have met our obligations under all of these agreements.

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

Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, expenses, accounting for stock options and in-process research and development costs are subject to further review, interpretation and guidance from relevant accounting authorities, including the Securities and Exchange Commission. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this Quarterly Report on Form 10-Q. Historically, we have not been required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. We adopted SFAS 123(R) as of January 1, 2006 which requires us to record expense for the fair value of stock options granted and purchases under employee stock purchase plans. Our operating expenses increased during the nine months ended September 30, 2006 as a result of this adoption and are expected to increase thereafter in comparison to prior periods. We rely heavily on stock options to motivate existing employees and attract new employees. When we are required to expense stock options, we may choose to reduce our reliance on stock options as a motivation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. If we do not reduce our reliance on stock options, our reported losses will increase.

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

Our executive officers, directors and principal stockholders, together with their affiliates, own approximately 45% of our voting stock, including shares subject to outstanding options based upon shares outstanding as of September 30, 2006. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. These stockholders will likely be able to determine the composition of our board of directors, possess the voting power to approve all matters requiring stockholder approval, including the approval of mergers and acquisitions or other changes in corporate control, and will continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

In October 2006, we announced the FDA granted orphan drug status to product candidate 4975 for the treatment of a painful condition in the foot known as interdigital neuroma in patients who fail conservative treatments, such as foot pads, NSAID’s, non-steroidal anti-inflammatory drugs, and injections of corticosteroids, that would otherwise require removing or chemically destroying the nerve that causes the pain. Orphan drug designation is granted by the FDA to encourage companies to develop products that treat rare diseases and conditions and includes incentives such as market exclusively for seven years, tax credits on qualified clinical trial expenses and a waiver of the FDA prescription drug user fees.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

10.53(3)	Sublease Extension, dated August 7, 2006 by and among the Registrant and GlaxoSmithKline plc, as Successor in Interest to Coulter Pharmaceuticals.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as Exhibit 3.2 to the Registrant’s registration statement on Form S-1 (No. 333-110923), filed with the SEC on December 4, 2003, as amended, and incorporated herein by reference.
(2)	Filed as the like numbered exhibit of our Quarterly Report on Form 10-Q (File No. 000-50573) for the period ended June 30, 2006, as filed with the SEC on August 10, 2006.
(3)	Filed as the like numbered exhibit to our Current Report on Form 8-K, dated August 23, 2006, and filed on August 23, 2006, and incorporated herein by reference.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2006

Anesiva, Inc.

/s/ John P. McLaughlin
John P. McLaughlin
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard P. Powers
Richard P. Powers
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

10.53(3)	Sublease Extension, dated August 7, 2006 by and among the Registrant and GlaxoSmithKline plc, as Successor in Interest to Coulter Pharmaceuticals.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as Exhibit 3.2 to the Registrant’s registration statement on Form S-1 (No. 333-110923), filed with the SEC on December 4, 2003, as amended, and incorporated herein by reference.
(2)	Filed as the like numbered exhibit of our Quarterly Report on Form 10-Q (File No. 000-50573) for the period ended June 30, 2006, as filed with the SEC on August 10, 2006.
(3)	Filed as the like numbered exhibit to our Current Report on Form 8-K, dated August 23, 2006, and filed on August 23, 2006, and incorporated herein by reference.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.