Form 10-K
period 2006-12-31
ANESIVA, INC.
filed 2007-03-12
CIK 1131517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NO. 000-50573

ANESIVA, INC.

(Exact Name of Registrant as specified in its Charter)

Delaware	77-0503399
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

650 Gateway Boulevard

South San Francisco, California 94080

(650) 624-9600

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	Nasdaq Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated files, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer  ☐                                         Accelerated filer  ☒                                         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the common stock listed on the Nasdaq Global Market on June 30, 2006 was $86,987,046, based on a closing price of $7.60 per share, excluding 8,675,092 shares of the Registrant’s common stock held by current executive officers, directors and stockholders whose ownership exceeds 5 percent of the common stock outstanding as of such date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The total number of shares outstanding of the Registrant’s common stock as of January 31, 2007 was 27,337,681.

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

Item 1. Business

Overview

Anesiva, Inc. is a biopharmaceutical company focused on the development and commercialization of novel therapeutic treatments for pain management. In December 2005, we completed a merger with AlgoRx Pharmaceuticals, Inc. and in June 2006, we changed our name from Corgentech Inc. to Anesiva, Inc. We have two products in clinical development:

•

Zingo™, a fast-acting local anesthetic, has successfully completed two Phase 3 trials in the pediatric population, and a New Drug Application (NDA) / electronic Common Technical Document (eCTD) has been accepted for filing by the FDA on January 23, 2007 with potential product approval to occur in second half of 2007.

•

4975, a long-acting anesthetic, is being developed for site-specific, moderate to severe pain, has completed multiple Phase 2 trials in post-surgical, musculoskeletal and neuropathic pain and is being studied in multiple Phase 2 and Phase 3 trials in post-surgical and musculoskeletal pain.

Our two product candidates employ different mechanisms of action. Zingo is comprised of microcrystals of lidocaine delivered into the skin by compressed gas. Zingo employs a proprietary needle-free dispenser. 4975 is a novel non-opioid drug candidate that is a vanilloid receptor 1 agonist, or TRPV1 agonist, based on the compound capsaicin which provides analgesia for between two and three months.

Pain Management Market

Pain is a worldwide problem with serious health and economic consequences. The medical effort to treat pain, known as pain management, addresses a large and under-served market. Pain in the hospital is associated with increased length of stay, longer recovery times and poorer patient outcomes, all of which have health care quality and cost implications. Decision Resources estimates that the worldwide prescription market for pain drugs totaled $27 billion in 2006. In the United States:

•	medical economists estimate that the economic impact of pain is approximately $100 billion annually according to the 1998 “NIH Guide: New Directions in Research;”

•	Decision Resources estimates that nearly $17 billion was spent in 2006 on prescription pain drugs;

•	approximately 25 million Americans experience acute pain each year due to injury or surgery, according to the American Pain Society, as published in 2003 by Medtech Insight; and

•	approximately 50 million Americans suffer chronic pain, according to the American Pain Society.

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

Analgesic Drugs

Drugs that treat pain are referred to as analgesics, and the type of analgesic selected for treatment depends principally upon the severity of the pain. For mild pain, weak analgesics such as acetaminophen or non-steroidal anti-inflammatory drugs, or NSAIDs, such as ibuprofen are used. For moderate pain, NSAIDs, weak opioids such as codeine or short-acting formulations of strong opioids may be used. Severe pain requires strong opioids such as morphine, oxycodone, hydrocodone or fentanyl.

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

Anesiva Product Pipeline

Project Candidate	Clinical Indications	Development Status	Anesiva Commercialization Rights

Zingo	Pain associated with venipuncture and cannulation	NDA/eCTD for pediatrics filed in 2006. Phase 3 trial in adults to start in the first quarter of 2007.	100% worldwide

4975	Post-surgical, neuropathic and musculoskeletal pain	Multiple Phase 2 trials completed and several Phase 2 and 3 trials to start in 2007.	100% worldwide

Zingo for the Reduction of Pain Associated with Venipunctures

The market for pain reduction with venipuncture procedures is an underserved market. Currently, in the largest children’s hospitals and academic institutions in the United States, approximately 18 million venipuncture procedures occur each year. Of these 18 million procedures, topical local anesthetics are used in only 2.1 million of these procedures given that the currently marketed products require up to 60 minutes to offer benefit, compared with Zingo which anesthetizes nerves within approximately one minute. With its fast onset-of-action, additional opportunities exist for Zingo in the adult emergency room setting, hemodialysis and blood donation centers as well as physicians’ offices and clinical laboratories. We believe that this market is highly underserved by existing products and believe that the medical community is interested in reducing the pain associated with venipuncture procedures. In fact, a joint recommendation from the American Academy of Pediatrics and American Pain Society has urged consideration of local anesthetics and strategies to minimize pain and distress for procedures such as blood draws.

Zingo represents a near-term product opportunity for which an NDA/eCTD for use of Zingo in the pediatric population has been accepted for filing by the FDA on January 23, 2007. Acceptance for filing of an NDA/eCTD means that the FDA has found our submission to be sufficiently complete to review. This review is a standard review and under the Prescription Drug User Fee Act, the Agency makes a decision regarding marketing clearance of a product candidate within 10 months of the date of its submission. The NDA/eCTD for Zingo was submitted on November 22, 2006. We filed the NDA using the eCTD format, which can be reviewed by both the U.S. FDA and many international regulatory authorities for marketing authorization. Zingo is for local analgesia and is aimed at reducing the pain associated with venipunctures and intravenous line placements. Zingo utilizes compressed gas to accelerate lidocaine particles, in powder form, into the epidermis in order to anesthetize nerves. The product, which may be especially useful in pediatric populations and emergency room settings, is easy to use and anesthetizes generally in one minute offering an important advantage over currently available therapies. A Phase 3 trial evaluating Zingo in the adult population will start in the first quarter of 2007, and if positive data is received, we expect to file for product approval for the adult population in 2007.

Clinical trials of Zingo

Zingo has been evaluated in Phase 1, 2 and 3 clinical trials in more than 2,200 patients. Two Phase 3 trials in the pediatric population were completed in 2005 and demonstrated that Zingo met the primary endpoint in both studies demonstrating statistically significantly less pain compared with the placebo group. The trials had identical clinical protocols, and the first trial, which included 574 patients, was conducted at six U.S. centers while the second trial, which included 535 patients, was conducted at nine U.S. centers. The pediatric patients, aged three to 18 years, were administered either a placebo or Zingo one to three minutes before either venipuncture or intravenous cannulation. The primary endpoint was pain upon needle insertion utilizing the FACES pain scale. Both studies demonstrated that treatment with Zingo statistically significantly reduced pain (p=0.007 and p=0.002) compared with the placebo group. Zingo was well tolerated and there were no significant safety issues.

4975 for the Treatment of Post-surgical, Musculoskeletal or Neuropathic Pain

4975 is our product candidate for the treatment of site-specific moderate to severe pain. These types of pain are poorly treated with existing drugs, many of which have well-documented and severe side effects. We are developing 4975 to treat pain following a variety of surgical procedures, including total knee replacement surgery, and to treat pain resulting from musculoskeletal diseases, such as osteoarthritis. During a surgical procedure, 4975 is delivered directly onto the cut surfaces of muscle, bone and connective tissue. For trauma-induced neuropathic pain and pain resulting from musculoskeletal diseases, it is delivered to the site of pain using a needle and syringe. Prior to injection with 4975, these patients may receive a pre-treatment with a local anesthetic to prevent the transient pain experienced upon injection of 4975. We met with the FDA in late 2006 to define our clinical plan for 4975, and we will be focusing our near-term development efforts of 4975 in two areas—post-surgical pain and osteoarthritis. Following are the trials that we are currently planning to conduct:

Indication	Phase	Patients	Purpose	First Patient In
POST-SURGICAL
Total Knee Replacement	2	50	Evaluate higher dose	1H07
Total Knee Replacement	3	450	Efficacy and safety	2H07
Arthroscopic Shoulder	2	50	Feasibility. Safety and efficacy trends.	1H07
Hip Replacement	2	50	Feasibility. Safety and efficacy trends.	1H07

OSTEOARTHRITIS
Osteoarthritis of the Knee	2	200	Confirm efficacy. Determine retreatment interval is 8 weeks or longer.	1H07

4975 is a long acting TRPV1 anesthetic based on capsaicin. Capsaicin works to relieve pain by causing localized degradation of the C neuron endings, known as TRPV1 receptors. When capsaicin binds to and activates the receptor TRPV1, it degrades the pain-sensing endings of the C neuron, thereby preventing the neuron from transmitting pain signals. Clinical and preclinical studies have demonstrated that following 4975 treatment, the C neuron terminals usually regenerate over a period of 12 to 16 weeks. This unique action is the basis for what we believe will be 4975’s ability, if approved, to provide meaningful, long-lasting pain relief following a single administration. Since the product is administered locally at the site of pain and selectively reduces pain in nerve endings, it does not affect other nerve fibers important for other sensory or motor skills. As a consequence, 4975 may be a highly specific pain therapeutic that provides long-lasting analgesia.

Opioid drugs, such as morphine, are currently the most commonly used agents to relieve pain in post-surgical, musculoskeletal and neuropathic pain conditions but are associated with significant side effects including respiratory depression, euphoria, and nausea and vomiting during acute use, and constipation and physical dependence during chronic use. In clinical studies to date, 4975 has not demonstrated similar side effects and has been shown to be well tolerated. Additionally, it has been shown that pain in the hospital is associated with increased length of stay, longer recovery times and poorer patient outcomes. By safely decreasing a patient’s level of pain with fewer side effects and associated complications, 4975 may have the potential to reduce length of hospital stay and the need for opioids.

Clinical trials of 4975

4975 has been administered to hundreds of patients to date for the treatment of post-surgical, neuropathic and musculoskeletal pain indications.

4975—Post-surgical Pain

Multiple Phase 1 and Phase 2 clinical trials of 4975 in post-surgical pain indications have been completed. In June 2006, we reported positive, top-line clinical data from a Phase 2 clinical trial in total knee replacement surgeries showing that 4975 demonstrated pain reduction at all pre-specified time intervals in the study, including statistically significant pain relief at day one (p=0.0273) and at day 14 (p=0.0071). The difference in average daily pain scores between the 4975-treated group (n=25) and the placebo group (n=25) on day one was statistically significant and showed a relative difference in pain on first ambulation of 24 percent. On a numerical rating scale of zero to 10, the average pain score for the treated group was 5.4 compared with the placebo group’s average of 7.1. It is noteworthy that this difference was detected despite all patients being on concomitant morphine. On day 14, the patients’ “worst pain in the previous 24-hour period” using the Brief Pain Inventory form showed a relative difference of 34 percent with the average pain scores being 3.9 and 5.9 for the treated group and placebo group, respectively. The preliminary data showed that 4975 was safe and well tolerated.

Two Phase 2 trials evaluating patients undergoing bunion removal surgery were completed. The first trial, which treated 40 patients, demonstrated a statistically significant reduction in the use of rescue medication during the first 72 hours following surgery in a subset of patients receiving 4975 with adequate pretreatment as compared to patients receiving placebo. The second trial, which treated 182 patients, demonstrated a statistically significant reduction in the magnitude of pain suffered during the first 32 hours following surgery by those subjects who received the recommended dose of 4975. In March 2006, a Phase 2, 41-patient clinical trial evaluating 4975 in hernia repair pain was completed. While 4975 was well tolerated at all time points during the study, there was no significant difference in pain score in the drug versus control arm at the pre-specified time point of pain measured during the seven days following surgery. Although it was not the primary endpoint, 4975 did reduce pain over the three days following surgery in a statistically significant manner. Additionally, we reported in June 2006 that in a Phase 2 trial of 4975 in 44 patients undergoing cholecystectomy (gall bladder removal) surgeries, the trial did not show a difference in pain scores between those receiving 4975 and those receiving placebo, potentially because the extent of contact between the drug and the relevant tissues in the cholecystectomy surgeries may not have been maintained at a level sufficient to provide therapeutic benefit.

4975—Musculoskeletal Pain

Multiple trials evaluating 4975 in musculoskeletal pain indications have been conducted, including several studies in osteoarthritis of the knee. A Phase 1 and Phase 2 trial, which treated 28 end-stage osteoarthritis patients across the two trials, demonstrated that 4975 was shown to be safe and well-tolerated. In the Phase 2 trial, which was designed to assess efficacy as well as safety, there was a statistically significant reduction in pain in the 4975-treated group compared with patients who received placebo. Additionally, at all time points, pain was found to have been reduced by approximately 50 to 60 percent in the patients treated with 4975, while pain was not meaningfully reduced in the placebo-treated group. A 45-patient, Phase 2 trial evaluating 4975 for the treatment of tendonitis of the elbow met its primary endpoint and demonstrated a statistically significant reduction in pain at four weeks in the 4975-treated group compared to the group who received placebo (p=0.0256). For patients treated with 4975, a statistically significant improvement was maintained at least eight weeks after treatment compared to placebo, and the trend for 4975 patients to have lower pain scores was maintained from two to 12 weeks (the last time point in the efficacy follow-up). In a 55 patient Phase 2 open label trial in patients with moderate and severe osteoarthritis of the knee, various pre-treatment regimens and a stepped dose regimen were explored. There was a statistically significant reduction in pain from baseline using various measures lasting eight weeks after a single injection (p<0.001).

4975—Neuropathic Pain

A Phase 2 trial evaluating 4975 in the trauma-induced neuropathic pain indication of intermetatarsal (Morton’s) neuroma was completed in late 2005. In the 58-patient randomized, double-blind, placebo-controlled clinical trial, conducted at two study centers in the United States, the group consisting of 30 subjects who received 4975 had statistically significant decreases in their foot pain four weeks after the single administration of study drug. The mean baseline pain score (0-10 Numeric Rating Scale) was 5.7 for subjects in each treatment group. Pain scores were reduced at four weeks following the single administration of 4975, with a mean pain score of 2.1 (63 percent reduction in pain) compared to 3.5 (38 percent reduction in pain) in subjects treated with placebo (p=0.0188). Additionally, 4975 was well tolerated and did not demonstrate any significant safety issues. Morton’s neuroma is a painful neuropathic condition of the foot that typically occurs as a result of wearing high narrow shoes, running, or spending considerable time standing each day.

Additional Product Candidates

1207, the third clinical stage candidate in our pain therapeutics pipeline, was being evaluated as a topical anesthetic for neuropathic patients. The product candidate was shown to be safe and well tolerated in a Phase 1 clinical trial conducted in 2006, but no clear anesthetic effect was demonstrated, so we discontinued clinical development of 1207 in early 2007.

Avrina™ (NF-kB Decoy) for the treatment of eczema, a former product in our pipeline, is now outside our area of focus in pain management, so we have discontinued clinical development of this product. Avrina, which was evaluated in a Phase 1/2 clinical trial, utilizes a technology previously being developed at Anesiva which involved a novel and proprietary method for regulating gene expression through the inhibition of specific transcription factors. We are currently considering outlicensing opportunities for this product candidate.

Strategy

Our objective is to create a fully-integrated biopharmaceutical company focused on the development and commercialization of products for the treatment of pain management. Key elements of our strategy include:

•

Prepare for Product Launch of Zingo. Build commercial infrastructure in preparation for potential product approval and product launch for the pediatric population. Complete Phase 3 adult trial of Zingo in order to file for product approval in adult population in 2007.

•	Advance 4975 into Phase 3 Trials. Initiate multiple Phase 2 trials and a Phase 3 trial in post-surgical and osteoarthritis indications.

•

Be Opportunistic About Partnering our Existing Products and About Expanding Our Pain Management Franchise. Evaluate partnership opportunities for Zingo and 4975 that would provide maximum exposure of these products in the marketplace. Seek to in-license product candidates that would enhance our product pipeline of pain management products.

Sales and Marketing

In preparation for the potential approval and commercial launch of Zingo for pain reduction associated with venipunctures, we plan to build a focused hospital sales team of 35 to 45 sales representatives in the U.S. market to address pediatric hospital and adult ER settings. Due to the vast number of procedures across other locations of care, we are evaluating various potential partnering arrangements, including collaborative distribution and co-promotional arrangements. We believe a sales team fielded by us will be able to market Zingo to major hospitals and medical center-based pediatric centers within large metropolitan areas in the United States. We are also evaluating partnering with one or more pharmaceutical companies to market the product outside the United States. With its fast onset-of-action, additional opportunities exist for Zingo in the adult emergency room setting, hemodialysis and blood donation centers as well as physicians’ offices and clinical laboratories.

Manufacturing

We currently have no manufacturing facilities. We are in the process of acquiring manufacturing equipment and certain leasehold modifications that will be located at our contract manufacturer facilities and have entered into arrangements with various third parties for the formulation and manufacture of our clinical supplies. These supplies and the manufacturing facilities must comply with regulations and current good laboratory practices or cGLPs, and current good manufacturing practices or cGMPs, enforced by the FDA. We plan to continue to outsource formulation and manufacturing for our clinical trials and potential commercialization. There are a small number of suppliers of the materials which are necessary to manufacture Zingo. The cylinder of compressed helium gas is a key component in the dispenser for Zingo. We acquire the cylinders for our Zingo product candidate from PowderJect Technologies Limited under a long-term supply agreement. PowderJect Technologies Limited is currently our sole supplier and source of such cylinders, which are manufactured for PowderJect Technologies Limited by Linde AG, and to date we have not identified an alternative source. If we are required to seek an alternative source for the cylinders, we might not be successful in establishing an alternative commercial arrangement with a supplier, or, if we were successful in finding an alternate supplier, it could be on terms which are less favorable than our current supply agreement with PowderJect Technologies Limited. Other than for the cylinder used in Zingo, we believe that there are alternate manufacturers available to produce our clinical supplies and, if our product candidates are approved by the FDA, commercial supplies of our product components. At December 31, 2006, we plan to spend an aggregate of approximately $7.2 million on equipment and infrastructure for the manufacture of Zingo.

License Agreements

License Agreement with James N. Campbell, M.D., Richard A. Meyer, M.S. and Marco Pappagallo, M.D.

In August 2001, we entered into an agreement with James N. Campbell, M.D., Richard A. Meyer, M.S. and Marco Pappagallo, M.D. to acquire the exclusive, worldwide license to U.S. Patent Application No. 09/041294 (U.S. Patent No. 5,962,532) and all applications and products relating thereto directed to methods and kits for relieving pain using capsaicin and an anesthetic. The technology licensed under the agreement relates to the steps of administering capsaicin for pain reduction that we use in our product 4975. This license excludes topical application to the skin of capsaicin and analogues. Upon execution of the agreement, the licensees were paid an aggregate up-front license fee of approximately $42,000, granted options for an aggregate of 21,667 shares of common stock of AlgoRx Pharmaceuticals, Inc. and reimbursed for expenses associated with filing, prosecution and maintenance of the patent. Upon our merger with AlgoRx, these stock options were terminated. We are obligated to pay Drs. Campbell and Pappagallo and Mr. Meyer royalties on any future sales of 4975 by us and any of our sublicensees. We are also obligated to pay up to $775,000 in milestone payments under the agreement, of which, as of December 31, 2006, we have paid an aggregate of $200,000. Of the remaining milestone payments, we are obligated to pay $25,000 upon the grant of a Japanese patent using the licensed technology, $200,000 upon the first administration of licensed technology in a Phase 3 clinical trial and $350,000 upon approval of the licensed technology for commercial use by the FDA. The license terminates on March 12, 2018, the date of expiration of the patent (U.S. Patent No. 5,962,532), or earlier upon the date of the invalidation of the patent. Our rights under this agreement can be terminated on 10 days’ written notice if we fail to fulfill any material obligation under the agreement and the failure is not cured by us within 180 days of receiving notice of such failure. We can terminate the agreement upon 30 days’ prior notice for any reason or upon 10 days prior notice for the failure of any counterparty to fulfill a material obligation not cured within 90 days of our giving notice of the failure. The license is subject to a license granted by Drs. Campbell and Pappagallo and Mr. Meyer to Johns Hopkins University for non-profit purposes. The license is subject to a sublicense to the inventors for research and development, with no right to commercialization.

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

License with PowderMed Limited (formerly with PowderJect Research Limited)

In March 2002, we acquired from PowderJect Research Limited a license to intellectual property consisting of over 150 patents and applications relating to the methods and apparatus for the delivery of powder forms of medications. The technology licensed under this agreement with PowderJect includes the technology underlying our product Zingo. The license is exclusive worldwide with respect to products delivered by powder injection into the space between cells under the skin, except for certain immune products and certain products defined as “cytokine drugs” and except for products to which PowderJect retained the exclusive right for delivery in dental procedures to the extracellular space within the oral cavity. PowderJect Research Limited is part of the Chiron group of companies operating under the Chiron Corporation. In May 2004, PowderJect Research Limited assigned its rights and obligations under the license agreement to PowderMed Limited, except that any royalties under the license for any future sales by us or sublicencees of Zingo or other products derived from, or produced with the licensed technology will be payable by us to Chiron Vaccines Holdings Limited. With respect to Zingo, we are required to pay royalties to Chiron Vaccines Holdings Limited on any future direct sales and any future sales effected by any sublicense. For products other than Zingo resulting from the licensed technology, we are also obligated to pay Chiron royalties on any future direct sales. We must also pay royalties on licensing fees, milestone payments, royalty payments, transfer price and other consideration that we receive from any sublicensees, if any. To date, we have received no milestone payments from any sublicensees.

The term of the license commenced on March 22, 2002 and continues until the expiration of the last patent to expire licensed under the agreement unless the agreement is otherwise terminated. The primary patents licensed under the agreement and used by us in connection with Zingo expire in 2014. The agreement can be terminated by either party if the other party ceases to do business in the ordinary course, or assigns all or substantially all of its assets for the benefit of creditors. Either party can also terminate for material breach if not cured within 60 days of notice or if not cured within 30 days of notice if the breach relates to payment provisions. The license agreement also implemented an intellectual property sharing arrangement pursuant to which we and PowderMed Limited are obligated to share with one another any improvements and modifications to the licensed technology made on or before March 22, 2007.

Collaboration, Development and License Agreement with Bridge Pharma, Inc.

In October 2004, we entered into an agreement with Bridge Pharma, Inc. under which we acquired the exclusive worldwide license to proprietary technology relating to certain analgesic and local anesthetic pharmaceutical agents and compounds. The licensed technology relates to 1207. In January 2007, we announced that we halted the clinical development of this product based on results from a Phase 1 clinical trial showing no efficacy. The agreement also grants us the right to research, develop, sell, import or otherwise commercialize products based on such compounds, provided such products are an analgesic and/or local anesthetic for human or animals in any route of administration, including without limitation, dermal, mucosal, dental, ophthalmic or injection. Upon execution of the agreement, Bridge Pharma, Inc. was paid an up-front license fee consisting of a cash payment of $1 million and the issuance of 160,000 shares of AlgoRx Pharmaceuticals, Inc. common stock. We are obligated to pay Bridge Pharma, Inc. royalties on any future sales by us or our sublicensees and additional payments if we achieve certain clinical, regulatory and commercial milestones. We are required to make milestone payments upon the commencement of Phase 1, 2 and 3 clinical trials and upon the occurrence of certain events including the filing of a new drug application, the regulatory approval of a licensed product for each of the first, second and third indications using the licensed technology and the reaching certain revenue thresholds from sales of products using the licensed technology. We may be obligated to pay up to an aggregate of $2.5 million in milestone payments prior to product approval, plus additional amounts up to an aggregate of $3.0 million payable upon the regulatory approval of a licensed product for each of the first, second and third indications. To date, we have paid Bridge Pharma $200,000 for the commencement of Phase 1 trials in October 2006. We are obligated to spend a minimum of $1.0 million for product development in each calendar year during the term of the agreement commencing in 2005 and ending on the first commercial sale of a product using the licensed technology. We are also responsible under the Bridge Pharma agreement for paying expenses associated with any patent prosecution and maintenance relating to the underlying technology and for certain costs associated with the research, development, regulatory filings and approvals and commercialization of products using the underlying technology. The term of the agreement commenced on October 28, 2004 and continues until our obligation to pay royalties to Bridge Pharma, Inc. expires, or earlier if terminated by either party. Either party may terminate the agreement for material breach if not cured within 60 days of notice, or with immediate effect if the other party makes an assignment to benefit creditors, files an insolvency petition in bankruptcy or commences any similar action such as a liquidation or reorganization.

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

As of December 31, 2006, we own or license approximately 140 issued United States and foreign patents and 210 pending United States and foreign patent applications. Our patents expire between 2013 and 2020.

Specifically, we currently own or license approximately 15 patents and patent applications related to our capsaicin technology, compounds and their application in pharmaceutical development or their use as pharmaceuticals. We believe these issued patents and pending applications, if and when issued, will provide us with intellectual property protection in the methods of purification, manufacture, medical use and formulation of capsaicin. This technology relates to our 4975 product. We license over 150 patents and patent applications relating to the methods and apparatus for delivering powder forms of medications. This portfolio includes the technology underlying our Zingo product.

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

Competition

The development and commercialization of new drugs is highly competitive. We will face competition with respect to Zingo, 4975 and any products we may develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.

Zingo, if approved and commercialized, will face significant competition. Two leading products for local anesthesia prior to venipuncture procedures were L.M.X.4®, a cream-based product (formerly ELA-MAX, Ferndale Labs), and EMLA®, a cream-based product sold by AstraZeneca. A third product, Synera™, was launched by ZARS/Endo Pharmaceuticals Inc. during 2006. EMLA® has historically been the market leader, and several generic versions of EMLA® that are manufactured by Fougera, Atrix, Geneva, and Hi-Tech Pharmaceuticals were approved by the FDA. These products already have established distribution channels and are well known to physicians and hospitals. There are additional products including Numby Stuff® (Iomed) and LidoSite® (Braun-Vyteris) with more rapid onset than the cream-based products above that may also compete with Zingo.

The key competitive factors affecting the success of Zingo are likely to be the efficacy, safety profile, price and adoption by the market of Zingo as well as existing therapies for the prevention of pain associated with venipunctures. The commercial success of Zingo will depend upon the product label and experience with the product in the commercial marketplace. We have not yet determined the price for Zingo and do not expect to do so before commercial launch.

4975, if approved and commercialized, will face significant competition. For post-surgical pain, morphine administered by infusion pump is a common treatment method. Several other oral, injectable and patch opioids are also used, including Vicodin® (Abbott Labs), OxyContin® (Purdue Pharma), and Duragesic® (Johnson & Johnson). For localized neuropathic pain, Neurontin® (Pfizer) and tricyclic antidepressants are used to treat neuropathic pain. For later-stage osteoarthritis, hyaluronic acid products, including Synvisc® (Genzyme), a market leader in 2003, are injected locally and several oral opioids, most prominently OxyContin® (Purdue Pharma) and Duragesic® (Johnson & Johnson) are used. For the treatment of tendonitis, glucocorticosteroids are used. TRPV1, which is involved in the transmission of pain signals to the brain and which is affected by 4975, has become a popular target for the pharmaceutical industry. TRPV1 antagonists that may also compete with 4975 are being developed by several companies, including Merck-Neurogen, Amgen, Schwarz Pharma-Amore Pacific, Purdue Pharma, and PainCeptor. Some of these TRPV1 antagonists are in the clinic and others may advance to clinical evaluation.

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

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including extensive manufacturing information and information on the composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more specified indications. An NDA may also be submitted in the format of an electronic Common Technical Document, or eCTD, which under ICH guidelines, is acceptable to the FDA and many foreign regulatory authorities. The FDA reviews an NDA or eCTD to determine, among other things, whether a product is safe and effective for its intended use.

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

We use, and will continue to use at least in the near term, third-party manufacturers to produce our products in clinical and commercial quantities. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with requirements may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

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

Financial Information by Business Segment and Geographic Data

We operate in one segment, the discovery, development and commercialization of pain therapeutics. During 2002 and 2003 we had revenue in the United States, which was derived from the licensing of technology acquired as part of the PowderJect acquisition that we did not intend to develop ourselves. During 2004 and 2005, we had no revenue, and during 2006, we had revenue in the United States that was derived from the out-licensing of technology. All of our long-lived assets are located in the United States.

Employees

As of December 31, 2006, we had 62 full time employees, 13 of whom hold Ph.D., M.D. or comparable degrees and 15 of whom hold other advanced degrees. Our employees are not represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Executive Officers and Key Employees

Our executive officers and other key employees and their respective ages as of March 7, 2007 are:

Name	Age	Position
Executive Officers:
John P. McLaughlin	55	Chief Executive Officer and Director
James Z. Huang	41	President
Richard P. Powers	62	Vice President and Chief Financial Officer
Patrick A. Broderick	48	Vice President, General Counsel and Corporate Secretary

Key Employees:
Badri Dasu	43	Vice President, Medical Device Engineering
Nancy E. Donahue	40	Vice President, Marketing
Susan M. Kramer, Dr.P.H.	57	Vice President, Preclinical Development
Samantha R. Miller	41	Vice President, Business Development
Melissa Morandi	42	Vice President, Quality Assurance
John X. Regan	51	Vice President, Manufacturing
Jean-Frédéric Viret, Ph.D.	41	Vice President, Finance
Jennifer Cook Williams	36	Vice President, Investor Relations
K. Peony Yu, M.D.	44	Vice President, Clinical Research

Executive Officers

John P. McLaughlin has been our chief executive officer and a member of our board of directors since January 2000. From December 1997 to September 1999, Mr. McLaughlin was president of Tularik Inc., a biopharmaceutical company. From September 1987 to December 1997, Mr. McLaughlin held a number of senior management positions at Genentech, Inc., a biopharmaceutical company, including executive vice president. From January 1985 to September 1987, Mr. McLaughlin was a partner at a Washington, D.C. law firm specializing in food and drug law. Mr. McLaughlin served as counsel to various subcommittees in the United States House of Representatives, where he drafted numerous measures that became FDA laws. Mr. McLaughlin is a co-founder and former chairman of the board of directors of Eyetech Pharmaceuticals, Inc., a biopharmaceutical company, and is formerly a director of IDEC Pharmaceuticals. He received a B.A. in Government from the University of Notre Dame and a J.D. from the Catholic University of America.

James Z. Huang has been our president since December 2005, previously serving as senior vice president of commercial operations and business development. Previously he was our vice president of business development and commercial operations from September 2002 to January 2005. From June 2000 to August 2002, Mr. Huang was vice president of business development and commercial operations of Tularik Inc. From July 1995 to May 2000, Mr. Huang was product director of Avandia® and Diabetes and held positions in new product development and worldwide business development at SmithKline Beecham PLC, now GlaxoSmithKline. From July 1992 to June 1995, Mr. Huang held various positions in Bristol-Myers Squibb Company’s strategic product planning, managed care and sales and marketing organizations, and research and development positions at Alza Corporation, now part of Johnson & Johnson Company. Mr. Huang received a B.S. in Chemical Engineering from the University of California, Berkeley and an M.B.A. from the Stanford University Graduate School of Business.

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

Mr. Powers also currently serves on the board of directors of two medical device companies, HemoSense, Inc. and Cardica, Inc. Mr. Powers received a B.S. in Accounting from Canisius College and an M.B.A. from the University of Rochester, New York.

Patrick A. Broderick has been our vice president, general counsel and corporate secretary since July 2004. From 2003 to 2004, Mr. Broderick was vice president, secretary and general counsel of DaVita Inc., the largest independent provider of dialysis services in the United States. From 1999 to 2002, he served as general counsel of COR Therapeutics, Inc. From 1993 to 1998, Mr. Broderick served in a variety of in-house legal positions for McKesson Corporation, a drug wholesaler, including counsel to PCS Health Systems and Healthcare Delivery Systems, Inc. Prior to joining McKesson, he served as an attorney at the law firms of Morrison & Foerster and McCutchen, Doyle, Brown and Enersen. He received a B.A., summa cum laude, from Harvard College where he was elected to Phi Beta Kappa. Mr. Broderick received a J.D. from Yale Law School where he was an editor of the Yale Law Journal.

Key Employees

Badri Dasu, our vice president of medical device engineering, joined Anesiva in December 2005 from AlgoRx. From March 2002 to December 2005, he served as AlgoRx’s vice president of manufacturing and device development and from July 2000 to March 2002, he served as vice president of manufacturing and device development at PowderJect Technologies, Inc. At AlgoRx, Mr. Dasu had broad responsibility for clinical supplies manufacturing, facilities, supply chain management as well as device development. From January 2000 to July 2000, Mr. Dasu was with PowderJect Pharmaceuticals, where he served as director of manufacturing and process development. Previously, Mr. Dasu served in various capacities in process development at Metrika, Inc. and Cygnus, Inc. He holds a B.E. in Chemical Engineering from the University of Mangalore, India and an M.S. in Chemical Engineering from the University of Tulsa. Mr. Dasu is a member of the American Institute of Chemical Engineers and a member of American Association of Medical Instrumentation.

Nancy Donahue our vice president of marketing, joined Anesiva in March 2004. From May 1989 to March 2004, Ms. Donahue held several positions with GlaxoSmithKline working in several product marketing positions, as well as strategic alliances and sales. Most recently, she served as executive director of Avandia® franchise marketing. Ms. Donahue holds a B.S. in Marketing from Saint Joseph’s University, Philadelphia, PA.

Susan Kramer, Dr.P.H. joined Anesiva in April 2006 as vice president, preclinical development. Dr. Kramer joined Anesiva from BAS Medical, where she was a co-founder and served as vice president of research and development from July 2003 to March 2006. She was instrumental in the initiation of the company’s preclinical and clinical programs and participated in the raising of Series A and B funds. Prior to BAS Medical, Dr. Kramer worked at Genentech for 18 years in a number of roles of increasing management responsibility, including director of product development, senior director of bioanalytical technology and ultimately as senior director of development sciences operations and strategic planning. She served as project team leader for products Actimmune® and Raptiva®. She led numerous pharmacology subteams and served on several key committees, including the Product Development Committee. Prior to Genentech, Dr. Kramer served as the director of Medical Laboratories in Montes Claros, Minas Gerais, Brazil as a Peace Corps Volunteer, followed by a stint as head of the clinical virology laboratory at the UCSF Medical Center at the onset of the AIDS epidemic. Dr. Kramer holds Dr.P.H. and M.P.H. degrees in Biomedical Sciences from the University of California, Berkeley.

Samantha R. Miller joined Anesiva in August 2006 as vice president, business development. Prior to joining Anesiva, Ms. Miller was with Theravance, Inc. since April 2002 where she most recently served as senior director of business development and as the leader of the gastrointestinal program. At Theravance, she was instrumental in the negotiation and execution of four major alliances as well as several manufacturing, in-licensing and other collaborations. From July 1999 to April 2002, she served as director of business development at Nektar (formerly Inhale), and prior to that, she served as a senior director of business development at Scios Pharmaceuticals and as manager of business development at Onyx Pharmaceuticals, as well as associate product manager at Procter & Gamble and the Salk Institute of Biological Studies. Ms. Miller received an MBA degree with a concentration in Marketing from the William E. Simon Graduate School of Business and an MS degree in molecular biology and immunology from the School of Medicine at the University of Rochester. She completed her BS degree in biochemistry and cell biology at the University of California San Diego.

Melissa Morandi has been our vice president of quality assurance since January 2006. She joined Anesiva in April 2004 and most recently served as senior director of quality assurance drug and device. From September 2002 to March 2004, Ms. Morandi held director positions in Quality Assurance and Compliance at Biogen Idec Inc. Previously she spent nine years managing several different quality departments at Genentech, Inc. Prior to that, she worked at Amgen Inc. in Quality Assurance. Before that, Ms. Morandi was employed by the Clinical Laboratory of Saint Francis Hospital, Santa Barbara and Ortho Diagnostics. She holds a B.A. in biochemistry from the University of California at Santa Barbara and an M.S. in Immunology from California State University at Northridge.

John X. Regan has been our vice president of manufacturing since December 2002. From January 1983 to December 2002, Mr. Regan held a number of management positions at Genentech, Inc., including senior director of manufacturing. From September 1979 to December 1983, Mr. Regan served as formulating chemist of SmithKline Diagnostics, a diagnostics company. Mr. Regan received a B.S. in Biology from the University of Massachusetts.

Jean-Frédéric Viret, Ph.D., was promoted to the position of vice president, finance in August 2006. Dr. Viret has been with Anesiva since December 2002, most recently as senior director of finance. Prior to joining Anesiva, from March 2000 to November 2002, Dr. Viret was associate director of finance at Tularik (now Amgen) and from September 1997 to March 2000, Dr. Viret served as a senior associate with PricewaterhouseCoopers. Dr. Viret received an MBA degree from the Johnson School at Cornell University, a Ph.D. degree in molecular biology from the Université Louis Pasteur and an undergraduate degree in engineering from the Institut National Polytechnique de Lorraine. Dr. Viret completed a postdoctoral fellowship in molecular biology at the Massachusetts Institute of Technology and was a visiting fellow in molecular biology at Harvard University. Additionally, Dr. Viret is a certified public accountant.

Jennifer Cook Williams has been our vice president of investor relations since January 2006. She joined Anesiva in September 2004 and most recently served as senior director of investor relations. From February 1995 to September 2004, she held various positions at Cell Genesys, Inc., most recently director of corporate communications and investor relations. Ms. Williams is on the investor relations advisory committee to the Biotechnology Industry Organization and served on the board of the Silicon Valley Chapter of the National Investor Relations Institute (NIRI) from 2003 to 2006. She holds a B.S. degree in Finance/Accounting from Central Washington University.

K. Peony Yu, M.D. joined Anesiva in June 2006 as vice president of clinical research. Prior to joining Anesiva, Dr. Yu worked at ALZA Corporation, a Johnson & Johnson company, as a director of clinical development from August 2004 to June 2006. There, she served as IONSYS™ global clinical team leader. From October 2001 to July 2004, Dr. Yu was a director of clinical development at Pain Therapeutics, Inc. responsible for the clinical development program for Remoxy™ and OxyTrex™, both for the management of moderate to severe chronic pain, and from July 2000 to September 2001, she was an assistant director of clinical affairs at Elan Pharmaceuticals where she contributed to the development of PRIALT®, which was subsequently approved by the FDA and European commission for the management of severe chronic pain. She also had nearly a decade of clinical experience at the Palo Alto Medical Foundation, a 160-physician multi-specialty group, where she founded the group’s physical medicine and rehabilitation department and co-founded the group’s pain management service. Dr. Yu, who received her medical degree from the University of California-Davis and completed a residency at Stanford University School of Medicine, is board certified by both the American Board of Physical Medicine and Rehabilitation and the American Board of Pain Medicine.

Available Information

We make available, free of charge, through our Internet website, http://www.anesiva.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov.

Item 1A. Risk Factors

Risk Factors Relating to Our Business

If we fail to obtain U.S. regulatory approvals for product candidates under development, we will not be able to generate revenue in the U.S. market.

We must receive FDA approval for each of our product candidates including Zingo and 4975 before we can commercialize or sell these product candidates in the United States. In addition to our submission of an NDA/eCTD for Zingo, the FDA may require additional laboratory testing or clinical studies, delay review of our application or withhold registration and marketing approval for the product. This could significantly increase our expenditures and delay or prevent our ability to market Zingo. Even if one of our product candidates is approved by the FDA, the approval may be significantly limited to specific disease indications, patient populations and dosages. For instance, we may need separate FDA approvals before 4975 can be commercialized to treat each of the two indications for which this product candidate is currently being developed: postsurgical pain and musculoskeletal pain. The FDA can limit or deny its approval for many reasons, including:

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

We are required to conduct preclinical studies to evaluate the safety of our product candidates including its ability to cause cancer. For example, such studies may be required for 4975 for the treatment of certain indications. Such studies require about three years to complete and report.

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

The time frame of our clinical studies for a product candidate for a chronic condition may also be affected by the International Conference on Harmonisation guidelines that dictate that at least 1,500 patients must be exposed to the drug prior to submission of a registration application and at least 500 patients be exposed to a new drug for one year. If development of 4975 for local neuropathic pain and for pain resulting from musculoskeletal diseases is subject to these guidelines, development for these indication may be longer than a development program for an acute condition such as 4975 for treatment of postsurgical pain. In addition to the time required to conduct these studies, the results of such studies may demonstrate harmful side effects of a product candidate which would impair or prevent our ability to develop such product candidate.

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

We have no in-house manufacturing and a limited number of manufacturing personnel and expect to depend on third-party manufacturing.

We have no manufacturing facilities, and we have limited number of personnel with experience in manufacturing any clinical or commercial products or in designing drug manufacturing processes. We are in the process of acquiring manufacturing equipment and certain leasehold modifications that will be located at our contract manufacturer facilities. We have contracted with third-party manufacturers to produce, in collaboration with us, product candidates for clinical trials. We intend to rely on third-party contract manufacturers to manufacture, supply, store and distribute any resulting products. Linde AG acts as the sole supplier for the cylinder of compressed helium gas, a key component in the dispenser for Zingo.

There are a small number of suppliers of the materials which are necessary to manufacture Zingo and, in the case of the cylinder used in Zingo, we rely on a sole supplier. The cylinder of compressed helium gas is a key component in the dispenser for Zingo. We acquire the cylinders for Zingo from PowderJect Technologies Limited under a long-term supply agreement. PowderJect Technologies Limited is currently our sole supplier and source of cylinders, which are manufactured for PowderJect Technologies Limited by Linde AG, and to date we have not identified an alternative source. If we are required to seek an alternative source for the cylinders, we might not be successful in establishing an alternative commercial arrangement with a supplier, or if we were successful in finding an alternate supplier, it could be on terms which are less favorable than the current supply agreement with PowderJect Technologies Limited. In addition, we currently have no approved supplier of the sealing film for the drug cassette in the dispenser for Zingo. We may not be successful in establishing a commercial arrangement for a supplier for the sealing film.

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

Zingo, if approved and commercialized, will face significant competition. Two leading products for local anesthesia prior to venipuncture procedures were L.M.X.4®, a cream-based product (formerly ELA-MAX, Ferndale Labs), and EMLA®, a cream-based product sold by AstraZeneca. EMLA® has historically been the market leader, and several generic versions of EMLA® that are manufactured by Fougera, Atrix, Geneva, and Hi-Tech Pharmaceuticals were approved by the FDA. These products already have established distribution channels and are well known to physicians and hospitals. A third product, Synera™, a topical anesthetic patch, was launched by ZARS/Endo Pharmaceuticals Inc. during 2006. There are additional products including Numby Stuff® (Iomed) and LidoSite® (Braun-Vyteris) with more rapid onset than the cream-based products above.

4975, if approved and commercialized, will face significant competition. For postsurgical pain, morphine administered by infusion pump is a common treatment method. Several other oral, injectable and patch opioids are also used, including Vicodin® (Abbott Labs), OxyContin® (Purdue Pharma), and Ionsys™ and Duragesic® (Johnson & Johnson). For localized neuropathic pain, Neurontin® (Pfizer) and tricyclic antidepressants are used to treat neuropathic pain. For later-stage osteoarthritis, hyaluronic acid products, including Synvisc® (Genzyme), a market leader in 2003, are injected locally and several oral opioids, most prominently OxyContin® (Purdue Pharma) and Duragesic® (Johnson & Johnson) are used. For the treatment of tendonitis, glucocorticosteroids are used. TRPV1, which is involved in the transmission of pain signals to the brain and which is affected by 4975, has become a popular target for the pharmaceutical industry. TRPV1 inhibitors that may also compete with 4975 are being developed by several companies, including Merck-Neurogen, Pfizer-Renovis, Amgen, Schwarz Pharma-Amore Pacific, Purdue Pharma, and PainCeptor. These TRPV1 inhibitors are expected to advance to clinical evaluation shortly. We believe there are other products that are in development that may compete with our current product candidates.

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

We do not have any products approved for marketing. We have a limited history of operations and we have incurred net losses since our inception. As of December 31, 2006, we had deficit accumulated during the development stage of approximately $149.2 million. We expect to incur substantial net losses to further develop and commercialize our products and do not know whether or when we will become profitable and may not be able to sustain our operations.

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

We will require substantial funds to further develop and commercialize our products. We expect to incur significant spending as we expand our development programs and commercialization activities and our future capital requirements will depend on many factors, including:

•	the scope and results of our clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for Zingo, 4975, and other future product candidates;

•	the cost of manufacturing activities;

•	the cost of Zingo commercialization activities; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including any litigation costs and the results of such litigation.

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

If we lose our licenses from PowderMed Limited for Zingo or certain licensees for 4975, we will not be able to continue development or outlicensing of our current products.

We are a party to two significant license agreements relating to patents, patent applications and know-how covering the technology relating to Zingo and 4975. These license agreements impose various diligence, commercialization, royalty and other obligations on us. If we fail to comply with the obligations in the license agreements, the licensor may have the right to terminate the license and we may not be able to market products that were covered by the license.

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

Our executive officers, directors and principal stockholders, together with their affiliates, own approximately 33.7% of our voting stock, including shares subject to outstanding options based upon shares outstanding as of December 31, 2006. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. These stockholders will likely be able to determine the composition of our board of directors, possess the voting power to approve all matters requiring stockholder approval, including the approval of mergers and acquisitions or other changes in corporate control, and will continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2006, we leased an approximately 50,400 square foot office and laboratory space facility in South San Francisco, California for our headquarters and as the base for product support operations and research and development activities. In August 2006, we extended the term of our lease agreement for this facility from July 1, 2007 through November 13, 2010. We also leased an approximately 2,300 square foot office facility in Sunnyvale, California, which we are subleasing through the end of our lease term, March 2008.

In addition, we leased an approximately 2,700 square foot office space facility in West Conshohocken, Pennsylvania for our sales and marketing operations. This lease expires in July 2009. We also leased an approximately 16,000 square foot office space facility in Secaucus, New Jersey, which we vacated in October 2006. This lease expires in July 2009 and as of December 31, 2006 we had not secured a sub-tenant lease for this facility. We believe that our current facilities will be sufficient to meet our needs through the end of 2007.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Global Market under the symbol “ANSV.” As of January 31, 2007 there were approximately 177 stockholders of record of our common stock. The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock as reported by the Nasdaq Global Market, as adjusted for the one-for-four reverse stock split effected on December 15, 2005.

	High	Low
Year Ended December 31, 2005
First Quarter (1)	$33.60	$9.04
Second Quarter (2)	$11.72	$8.44
Third Quarter (3)	$11.52	$9.16
Fourth Quarter	$10.85	$8.80

Year Ended December 31, 2006
First Quarter	$10.44	$8.32
Second Quarter	$9.47	$6.51
Third Quarter	$7.89	$6.40
Fourth Quarter	$7.87	$6.31

(1)	Actual historical high and low bid quotations of $8.40 and $2.26, respectively.
(2)	Actual historical high and low bid quotations of $2.93 and $2.11, respectively.
(3)	Actual historical high and low bid quotations of $2.88 and $2.29, respectively.

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

Issuer Purchases of Equity Securities

The following table shows our repurchases of common stock during the quarter ended December 31, 2006:

Month	Number of Shares Purchased	Average Price Paid per Share
November	430	$8.00

None of the repurchases of common stock noted above were made pursuant to a publicly announced plan. The shares repurchased were issued upon the early exercise of options that had not yet vested upon termination of the purchaser’s employment or services. The repurchase price was at the exercise price paid by the option holder.

Item 6. Selected Financial Data

The following consolidated selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,					Period from March 6, 2001 (Inception) to December 31, 2006
	2006	2005	2004	2003	2002
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Contract revenue	$89	$—	$—	$100	$149	$338
Operating expenses:
Research and development	35,259	19,294	17,169	12,191	11,745	96,023
General and administrative	23,582	17,234	6,468	3,477	3,076	54,933
Acquired in-process research and development	—	—	—	—	5,716	5,716

Total operating expenses	58,841	36,528	23,637	15,668	20,537	156,672

Loss from operations	(58,752)	(36,528)	(23,637)	(15,568)	(20,388)	(156,334)
Gain (loss) on sale of assets	(267)	22	—	103	(36)	(178)
Interest and other expense	(6)	—	(24)	(107)	(4)	(143)
Interest and other income	3,458	1,263	628	86	237	5,719

Net loss before extraordinary gain	(55,567)	(35,243)	(23,033)	(15,486)	(20,191)	(150,936)
Extraordinary gain	—	1,725	—	—	—	1,725

Net loss	$(55,567)	$(33,518)	$(23,033)	$(15,486)	$(20,191)	$(149,211)

Basic and diluted net loss per common share	$(2.69)	$(16.89)	$(27.68)	$(59.75)	$(110.36)

Shares used in computing basic and diluted net loss per common share	20,643,318	1,984,951	832,024	259,182	182,949

See Note 12 to our financial statements for a description of the method used to compute basic and diluted net loss per common share and shares used in computing basic and diluted net loss attributable to common stockholders per share.

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$85,055	$94,913	$39,858	$4,546	$8,873
Total assets	95,376	97,917	43,254	7,401	12,681
Convertible preferred stock	—	—	87,687	32,194	32,194
Accumulated deficit	(149,211)	(93,644)	(60,126)	(37,093)	(21,607)
Total stockholders’ equity (deficit)	88,328	89,540	(47,877)	(36,562)	(21,277)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with “Item 6. Selected Financial Data,” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutic treatments for pain management with two products in our pipeline:

•

Zingo™, a fast-acting local anesthetic, has successfully completed two Phase 3 trials in the pediatric population, and a New Drug Application (NDA) / electronic Common Technical Document (eCTD) has been accepted for filing by the FDA on January 23, 2007 with potential product approval to occur in second half of 2007.

•

4975, a long-acting anesthetic, is being developed for site-specific, moderate to severe pain, has completed multiple Phase 2 trials in post-surgical, musculoskeletal and neuropathic pain and is being studied in multiple Phase 2 and Phase 3 trials in post-surgical and musculoskeletal pain.

Each of our product candidates employs a different mechanism of action. Zingo is comprised of microcrystals of lidocaine delivered into the skin by compressed gas. Zingo employs a proprietary needle-free dispenser. 4975 is a novel non-opioid drug candidate that is a TRPV1 agonist based on the compound capsaicin which provides analgesia for between two and three months.

During 2006, we announced the following:

•

In April 2006, the filing of a universal shelf registration statement on Form S-3 with the Securities and Exchange Commissions to issue various securities for proceeds in the aggregate amount of up to $100.0 million;

•	In June 2006, a stock purchase agreement with Azimuth Opportunity, Ltd for a two-year commitment for up to $30.0 million under which we raised approximately $1.0 million in September 2006;

•

In November 2006, the completion of a registered direct offering of 7 million shares of our common stock at a price of $6.40 per share to select institutional investors that resulted in $44.8 million in gross proceeds;

•

In November 2006, the filing of an NDA/eCTD with the FDA for marketing clearance of Zingo to treat pain associated with venous access procedures in children which was accepted for filing by the FDA on January 23, 2007;

•

In November 2006, the commencement of Phase 1 clinical testing of product candidate 1207, a new topical local anesthetic for the potential treatment of neuropathic pain and for which we decided to discontinue clinical development in January 2007; and

•

In November 2006, the completion of an agreement with Lumen Therapeutics, LLC granting a non-exclusive license to our clinical data and technical information relating to the prevention of saphenous vein graft disease in exchange for future royalties on the net sales of Lumen Therapeutics lead drug candidate and an equity position in Lumen Therapeutics.

Restructuring Activities

In connection with the merger with AlgoRx in December 2005, our board of directors approved a restructuring plan to reduce research costs, realign development efforts and realize operational efficiencies in general and administrative functions. As of December 31, 2005, we had incurred approximately $439,000 related to the restructuring plan, primarily related to employee severance costs for 19 employees. During the year ended

December 31, 2006, we recorded an additional charge of approximately $881,000 related to the termination of 10 employees. These costs were recorded as a charge in general and administrative expense and research and development expense. We completed the restructuring activities initiated in connection with our merger on September 30, 2006.

In March 2006, we exited a former AlgoRx facility in Sunnyvale, California and recorded an accrual of approximately $117,000, offset by estimated future sublease income of approximately $93,000. If our estimate of future sublease income is incorrect we may incur additional expense. The lease for this facility expires on March 31, 2008.

In October 2006, we announced the closure of a former AlgoRx office space in Secaucus, New Jersey to further reduce ongoing operational costs. As a result, we incurred a charge of approximately $176,000 primarily related to severance costs for five employees. In addition, we recorded a charge of approximately $487,000 related to vacating our office space in Secaucus, New Jersey and discontinuing other office equipment operating leases. The lease related to this office space expires on July 2009 and the leases related to the office equipment expire on June 2007, March 2008, and January 2009.

Financial Operations Overview

Revenue

We recognized approximately $89,000 in revenue for the year ended December 31, 2006 related to the license of clinical databases to Lumen Therapeutics, LLC.

We do not expect to generate revenue from our product sales or royalties until the last quarter of 2007, if at all. Our goal is to generate revenue from product sales. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the sale of our products to the extent any are successfully commercialized.

Research and Development Expenses

Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel;

•	costs of operating facilities and equipment;

•

fees paid to regulatory agencies, consultants, and clinical research organizations in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with the clinical trials;

•	fees paid to research organizations in conjunction with preclinical studies;

•	costs to develop manufacturing processes at third-party manufacturers;

•	costs of materials used in research and development;

•	upfront and milestone payments under in-licensing agreements;

•	consulting fees paid to third parties; and

•	depreciation of capital resources used to develop products.

We expense both internal and external research and development costs as incurred. We expect our research and development expenses to increase as we continue to develop our product candidates.

We use our employee and infrastructure resources across several projects, and some costs are not attributable to an individually-named project but rather are directed across these research projects. The following table shows, from inception through December 31, 2006, the total costs associated with Zingo, 4975, and 1207, Avrina and other research and development activities (in thousands):

	Year Ended December 31,					Period from March 6, 2001 (Inception) to December 31, 2006
	2006	2005	2004	2003	2002
Zingo	$11,722	$5,992	$5,860	$7,129	$6,877	$37,580
4975	4,353	9,775	7,951	4,697	4,047	31,188
1207	2,291	1,166	2,536	—	—	5,993
Avrina	1,678	156	—	—	—	1,834
Other research and development	15,215	2,205	822	365	821	19,428

Total	$35,259	$19,294	$17,169	$12,191	$11,745	$96,023

We expect that a large percentage of our research and development expenses in the future will be incurred in support of a Phase 3 trial of Zingo for the adult population and to further develop 4975 for post-surgical and musculoskeletal pain. These expenditures are subject to numerous uncertainties in timing and cost to completion. We test our product candidates in numerous preclinical studies for toxicology, safety and efficacy. We then conduct early stage clinical trials for each drug candidate. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	the number of patients included in the trials;

•	the length of time required to enroll suitable patient subjects;

•	the number of sites that participate in the trials;

•	the number of doses that patients receive;

•	the duration of patient follow-up;

•	the phase of development the product is in; and

•	the efficacy and safety profile of the product.

None of our drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that our clinical data establish the safety and efficacy of our drug candidates.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will receive cash inflows from the commercialization and sale of a product.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, including stock-based compensation, for employees in executive and operational functions, including finance, business development and marketing. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents.

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

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during that period. Stock-based compensation expense recognized in our consolidated statement of operations for the fiscal year ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We use the straight-line single option method to allocate stock-based compensation expense. As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

Prior to the adoption of SFAS 123(R), stock compensation expense, which is a non-cash charge, related to stock option grants at exercise prices below the deemed fair value of the underlying common stock and from grants of restricted stock. Stock compensation is amortized on a straight-line basis over the vesting period of the underlying option, generally four years for stock options and two years for restricted stock. On January 1, 2006 we reversed $572,000 related to unamortized deferred stock compensation from options granted below our stock deemed fair value before December 31, 2005 and restricted stock awards as a result of our adoption of SFAS 123(R).

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

Results of Operations

Comparison of the Years Ended December 31, 2006, 2005 and 2004

Revenues

	Year Ended December 31,			2006 to 2005 Change		2005 to 2004 Change
	2006	2005	2004	$	%	$	%
	(in thousands, except percentages)
Revenues	$89	$—	$—	$89	n/m	$—	n/m

n/m: not meaningful

Revenue in 2006 resulted from recording of database license revenue from Lumen Therapeutics, LLC. There were no revenues in 2004 and 2005.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Year Ended December 31,			2006 to 2005 Change		2005 to 2004 Change
	2006	2005	2004	$	%	$	%
	(in thousands, except percentages)
Research and development expenses	$35,259	$19,294	$17,169	$15,965	83%	$2,125	12%

The increase in research and development expenses for 2006 compared to 2005 was primarily due to the following:

•	Compensation expense and employee related expenses of $7.5 million which included stock-based compensation of $2.5 million due to the adoption of SFAS 123(R);

•

Clinical consulting costs of $3.0 million partially offset by a decrease of $2.6 million in clinical trial costs. Clinical trial costs in 2006 include $0.9 million for New Drug Application fees for Zingo;

•	Manufacturing and preclinical costs of $3.8 million, primarily in support of Zingo; and

•	Facilities and related expenses of $4.2 million as we have larger research dedicated facilities in 2006 as a result of the merger.

The increase in research and development expenses for 2005 compared to 2004 was primarily due to the following:

•	Clinical costs of $132,000 related to Zingo;

•	Clinical costs of $1.8 million related to 4975 due to increased trials;

•	Preclinical expense of $1.2 million related to 1207;

•	Clinical development costs of $156,000 related to Avrina; and

•	General research and development costs of $1.4 million offset by $2.5 million lower licensing costs related to 1207.

In 2007, we expect that our research and development expenses will increase over 2006 levels due to manufacturing costs in support of Zingo’s launch, clinical costs to enroll and complete the adult clinical trial for Zingo, clinical trial spending in support of 4975, and increased headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Year Ended December 31,			2006 to 2005 Change		2005 to 2004 Change
	2006	2005	2004	$	%	$	%
	(in thousands, except percentages)
General and administrative expenses	$23,582	$17,234	$6,468	$6,348	37%	$10,766	166%

The increase in general and administrative expenses for 2006 compared to 2005 was primarily due to the following:

•

Compensation expense and employee related expenses of $4.0 million reflecting increased personnel and related costs of $4.3 million and increased stock-based compensation of $5.3 million due to the adoption of SFAS 123(R), partly offset by a decrease of $5.6 million related to a retention bonus payout to AlgoRx employees and one director in 2005; and

•

Professional, legal, consulting, and other corporate expenses of $4.5 million offset by a decrease of $1.2 million of financing costs that were expensed in 2005 due to the withdrawal of AlgoRx’s initial public offering.

•

Lower facilities and related expenses of approximately $1.0 million, as we have larger research facilities in 2006 as a result of the merger to which proportionately higher facilities overhead were allocated.

The increase in general and administrative expenses for 2005 compared to 2004 was primarily due to the following:

•	Retention plan payout of $5.6 million to AlgoRx employees as a result of the merger between AlgoRx and Anesiva;

•	IPO related expenses of $1.7 million including $1.2 million of capitalized financing costs that were expensed during the year as a result of the withdrawal of AlgoRx’s initial public offering;

•	Salary and related expenses of $1.3 million;

•	General corporate legal and patent costs of $0.9 million; and

•	Other administrative costs of $1.1 million related to staffing and facilities associated with the move to the Secaucus, New Jersey location.

In 2007, we expect that our general and administrative expenses will increase over 2006 levels due to costs in support of pre-launch/launch efforts for Zingo including building of a sales force in late 2007. In addition, we expect that we will have costs related to the production of Zingo before the FDA completes its review of our NDA/eCTD.

Interest Expense. Interest expense was approximately $6,000 in 2006, compared with none in 2005 and approximately $24,000 in 2004. The $6,000 in 2006 was due to the interest paid on our equipment line of credit. The $24,000 in 2004 was due to the two month period of time in 2004 during which $9.8 million of convertible notes were outstanding.

Interest and Other Income, net. Interest and other income, net was $3.5 million in 2006, compared to $1.3 million in 2005 and $0.6 million in 2004. The increases in years 2006 and 2005 were primarily due to higher interest rates and higher average cash and marketable securities’ balances.

Extraordinary gain. In 2005, we recorded negative goodwill as an extraordinary gain of $1.7 million which was the excess of fair value of acquired Anesiva assets and liabilities assumed, after writing-down of Anesiva property and equipment, over the purchase price for Anesiva.

Income Taxes

As of December 31, 2006, we had net operating loss and research carryforwards for federal income taxes of $262.7 million and $10.4 million, respectively. If not utilized, federal net operating loss carryforwards will begin to expire in 2018. Our utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

As of December 31, 2006 and 2005, we had deferred tax assets representing the benefit of net operating loss carryforwards and certain start-up costs capitalized for tax purposes. We did not record a benefit for the deferred tax assets because realization of the benefit was uncertain and, accordingly, a valuation allowance is provided to offset the deferred tax assets.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily through the sale of equity securities. As of December 31, 2006, we had raised $130.8 million of cash proceeds from the sale of equity securities, including promissory notes that were converted into preferred stock, net of offering expenses.

In June 2006, we entered into a stock purchase agreement with Azimuth Opportunity, Ltd for a two-year commitment of $30.0 million. In September 2006, we received approximately $1.0 million of net cash proceeds from the sale of 154,837 shares of our common stock to Azimuth Opportunity, Ltd.

In November 2006, we issued 7,000,000 shares of our common stock to selected institutional investors in a registered direct offering for which we received approximately $41.6 million of net cash proceeds.

As of December 31, 2006, we had $85.1 million in cash, cash equivalents and marketable securities as compared to $94.9 million as of December 31, 2005, a decrease of $9.8 million. This decrease resulted primarily from the use of cash in operating activities of $44.6 million, the building of manufacturing equipment to produce Zingo of $8.2 million offset by net proceeds from the issuance of our common stock of $43.0 million.

Cash Flows

The following table summarizes our statement of cash flows (in millions):

	Year Ended December 31,
	2006	2005	2004
Cash flows provided by (used in):
Operating activities	$(44.6)	$(25.5)	$(18.2)
Investing activities	8.4	29.0	(26.4)
Financing activities	42.9	22.7	53.7

Net increase in cash and cash equivalents	$6.7	$26.2	$9.1

Cash Flows from Operating Activities.

Net cash used in operating activities was $44.6 million in 2006, $25.5 million in 2005, and $18.2 million in 2004. The increase in net cash used in operating activities from 2005 to 2006 of $19.1 million was primarily due to the increase in net loss of $22.0 million and in working capital of $2.4 million, offset by change in non-cash items of $8.4 million increase in stock-based compensation, $4.8 million decrease in retention bonus costs related to AlgoRx merger in 2005 and an extraordinary gain related to excess purchase value paid for Anesiva over net assets acquired of $1.7 million in 2005. The increase in cash used from operating activities from 2004 to 2005 of $7.3 million was primarily due to the increase in net loss of $10.5 million plus an extraordinary gain related to excess purchase value paid for Anesiva over net assets acquired of $1.7 million and lower depreciation costs of $0.6 million, offset by net decrease in working capital of $1.6 million and increase in stock-based charges of $3.9 million.

Cash Flows from Investing Activities.

Net cash provided by (used in) investing activities was $8.4 million in 2006, $29.0 million in 2005, and ($26.4) million in 2004. The decrease in net cash provided by investing activities of $20.6 million from 2005 to 2006 was primarily due to a net decrease in proceeds from the sale of marketable securities of $12.4 million and an increase in purchases of equipment of $8.2 million, primarily for the manufacturing of Zingo. The increase in net cash provided by investing activities from 2004 to 2005 of $55.4 million was primarily due to an increase in proceeds from the sale of marketable securities of $32.4 million and a decrease in purchases of marketable securities of $23.0 million.

Cash Flows from Financing Activities.

Net cash provided by financing activities was $42.9 million in 2006, $22.7 million in 2005, and $53.7 million in 2004. The increase in cash provided by financing activities from 2005 to 2006 of $20.2 million was primarily due to the increase in sales of common stock of $43.0 million, which included $41.6 million in net proceeds from our registered direct offering and $1.0 million in proceeds from Azimuth Opportunity, Ltd., offset by cash acquired in 2005 of $22.6 million as a result of the merger between Anesiva and AlgoRx and the repayment of debt for $0.2 million. The decrease in cash provided by financing activities from 2004 to 2005 of $31.0 million was primarily due to lower cash acquired in 2005 as a result of the merger between Anesiva and AlgoRx compared to cash raised through the sale of our Series C convertible preferred stock in 2004.

Credit Facility and Stock Purchase Agreement

In February 2003, we entered into a three year-term equipment line of credit with GE Capital Corporation providing funding of up to $1.5 million. At December 31, 2006, we had drawn down $1.4 million line of credit, and then paid off all principal and interest payments related to the line of credit, and we contractually no longer have the ability to draw funds from this line.

In June 2006, we entered into a stock purchase agreement with Azimuth Opportunity, Ltd for a two-year commitment for up to $30.0 million under which we raised approximately $1.0 million in September 2006.

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

We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our activities into 2008. Until we can generate significant cash from our operations, we expect to continue to fund our operations with our existing cash, cash equivalent and marketable securities. If we need to raise funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Contractual Obligations

Our outstanding contractual obligations relate to our facilities leases and obligations under our agreement with our third-party contract manufacturer. Our contractual obligations as of December 31, 2006 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Operating Leases	$8.5	$2.4	$4.4	$1.7	$—
Manufacturing equipment contract	0.8	0.8	—	—	—

Total contractual cash obligations	$9.3	$3.2	$4.4	$1.7	$—

The contractual summary above reflects only payment obligations that are fixed and determinable. We also have contractual payment obligations, the timing of which is contingent on future events. In October 2004, we licensed the intellectual property underlying 1207 from Bridge Pharma, Inc. In consideration for the license, we paid Bridge Pharma an up-front license fee consisting of a cash payment of $1.0 million and the issuance of 160,000 shares of our common stock. Such amounts were expensed during the fourth quarter of 2004. We valued the 160,000 shares at approximately $1.5 million based on our determination of the fair value of common stock at the time of issuance. We are also obligated to pay additional fees to Bridge Pharma if we achieve certain clinical, regulatory and commercial milestones. We are required to pay such milestone payments upon the commencement of Phase 1, 2 and 3 clinical trials and upon the occurrence of certain events including the filing of a new drug application with the FDA, the regulatory approval for each of the first and second products using the licensed technology and reaching certain revenue thresholds. We may be obligated to pay up to an aggregate of $2.5 million in milestone payments prior to product approval, plus additional amounts up to an aggregate of $3.0 million payable upon the regulatory approval of a licensed product for each of the first, second and third indications. To date, we have paid Bridge Pharma $200,000 for the commencement of Phase 1 trials in October 2006. We are obligated to spend a minimum of $1.0 million for product development in each calendar year during the term of the agreement commencing in 2005 and ending on the first commercial sale of a product using the licensed technology.

Under all of our license agreements, we could be required to pay up to a total of $6.7 million in payments for milestones such as the initiation of clinical trials and the granting of patents. As of December 31, 2006, we incurred approximately $2.9 million of milestone charges, including approximately $1.4 million of cash payments and approximately $1.5 million of stock compensation, for the execution of agreements, patent approvals and the initiation of U.S. clinical trials. Milestone payments will also be due upon the first administration to a subject using licensed technology in a Phase 1 clinical trial, the first administration to a subject using licensed technology in a Phase 3 clinical trial and FDA approval of 4975 in addition to sales milestones and royalties payable on commercial sales if any occur.

We have also entered into letters of credit totaling $624,000 securing our operating lease obligations. We are required to set aside cash as collateral. At December 31, 2006, we had $624,000 in certificates of deposit designated as restricted cash, which is not available for use in current operations.

In May 2006, we entered an agreement with Mikron Corporation to purchase an automated system for assembling the needle-free delivery device for our product of Zingo. Pursuant to the agreement, we will pay Mikron Corporation up to an aggregate of $3.4 million upon the achievement of certain milestones. The agreement will continue until the completion of the assembly system. As of December 31, 2006, we paid Mikron Corporation an upfront payment of $2.6 million. We are obligated to pay $0.8 million within one year from the agreement execution date. As of December 31, 2006, we plan to spend an aggregate of approximately $7.2 million on equipment and leasehold improvements for the manufacture of Zingo. This $7.2 million capital spending includes the remaining $0.8 million commitment under our agreement with Mikron.

In August 2006, we entered an agreement with GlaxoSmithKline to extend the term of the lease agreement for our headquarter office in South San Francisco, California from June 1, 2007 through November 13, 2010.

Off-Balance Sheet Arrangements

At December 31, 2005 and 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences”, or EITF 06-02. EITF 06-02 states that if all the conditions of paragraph 6 of FASB 43 are met, compensation costs for sabbatical and other similar benefit arrangements should be accrued over the requisite service period. Paragraph 6 of FASB 43 states that a liability should be accrued for employees’ future absences if the following are met: (a) the employer’s obligation is attributable to employees’ services already rendered; (b) the obligation relates to rights that vest or accumulate; (c) payment of the compensation is probable; and (d) the amount can be reasonably estimated. EITF 06-02 is effective for fiscal years beginning after December 15, 2006. Upon adoption of EITF 06-02, we expect to record a one-time adjustment of approximately $272,000 to retained earnings as a cumulative effect of a change in accounting principle.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating the impact of adopting SFAS 157 on our consolidated financial position, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We do not use or hold derivative financial instruments. We maintain an investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1 percent from December 31, 2006 levels, the fair value of our portfolio would decline by approximately $36,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are submitted as a separate section of this Annual Report on Form 10-K. See Item 15 of Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of December 31, 2006, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we

conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on these criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Anesiva have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Anesiva, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Anesiva, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anesiva, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Anesiva, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Anesiva, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anesiva, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and for the period from March 6, 2001 (inception) to December 31, 2006 of Anesiva, Inc. and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 8, 2007

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning our directors will be contained in our definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders, to be held on May 30, 2007, under the caption “Proposal 1—Election of Directors” and is incorporated by reference into this Annual Report on Form 10-K. Information concerning our Audit Committee and Financial Expert is incorporated by reference to the section entitled “Audit Committee” to be contained in our definitive Proxy Statement. Information concerning procedures for recommending directors is incorporated by reference to the section entitled “Nominating and Corporate Governance Committee” to be contained in our definitive Proxy Statement. Information concerning our Executive Officers is set forth under “Executive Officers and Key Employees” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” to be contained in our definitive Proxy Statement. Information concerning our code of conduct is incorporated by reference to the section entitled “Code of Conduct,” to be contained in our definitive Proxy Statement.

Item 11. Executive Compensation

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders, to be held on May 30, 2007, under the caption “Executive Compensation,” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders, to be held on May 30, 2007, under the caption “Security Ownership of Certain Beneficial Owners and Management” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders, to be held on May 30, 2007, under the caption “Transactions with Related Persons,” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders, to be held on May 30, 2007, under the caption “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm,” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

		Page
1.	Financial Statements	48
2.	Report of Independent Registered Public Accounting Firm	49
3.	Notes to Financial Statements	55
4.	Financial Statement Schedules—None
5.	Exhibits—See Exhibit Index

(b)	Exhibits

See Item 15(a) above.

(c)	Financial Statement Schedule

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Anesiva, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Anesiva, Inc.

We have audited the accompanying consolidated balance sheets of Anesiva, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006, and for the period from March 6, 2001 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anesiva, Inc. at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, and for the period from March 6, 2001 (inception) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 Anesiva, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Anesiva, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 8, 2007

Anesiva, Inc.

(a development stage company)

(In thousands, except share and per share amounts)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$46,454	$39,741
Marketable securities	38,601	55,172
Prepaid expenses and other current assets	1,153	1,464

Total current assets	86,208	96,377
Property and equipment, net	8,446	871
Restricted cash	624	669
Other assets	98	—

Total assets	$95,376	$97,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,839	$1,037
Current portion of long term debt	—	150
Accrued clinical liabilities	84	2,850
Accrued compensation	2,277	2,573
Other accrued liabilities	1,631	1,767

Total current liabilities	6,831	8,377
Long-term deposit	8	—
Other long-term liabilities	209	—
Commitments
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized at December 31, 2006 and 2005; 27,300,581 and 20,073,924 shares outstanding at December 31, 2006 and 2005, respectively	27	20
Additional paid-in capital	237,534	183,837
Accumulated other comprehensive loss	(22)	(101)
Deferred compensation	—	(572)
Deficit accumulated during the development stage	(149,211)	(93,644)

Total stockholders’ equity	88,328	89,540

Total liabilities and stockholders’ equity	$95,376	$97,917

See accompanying notes.

Anesiva, Inc.

(a development stage company)

(In thousands, except share and per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,			Period from March 6, 2001 (inception) to December 31, 2006
	2006	2005	2004
Contract revenues	$89	$—	$—	$338
Costs and expenses:
Research and development	35,259	19,294	17,169	96,023
General and administrative	23,582	17,234	6,468	54,933
Acquired in-process research and development and other	—	—	—	5,716

Total costs and expenses	58,841	36,528	23,637	156,672

Loss from operations	(58,752)	(36,528)	(23,637)	(156,334)
Gain (loss) on sale of assets	(267)	22	—	(178)
Interest expense	(6)	—	(24)	(143)
Interest and other income, net	3,458	1,263	628	5,719

Loss before extraordinary gain	(55,567)	(35,243)	(23,033)	(150,936)
Extraordinary gain	—	1,725	—	1,725

Net loss	$(55,567)	$(33,518)	$(23,033)	$(149,211)

Basic and diluted net loss per common share	$(2.69)	$(16.89)	$(27.68)

Weighted average shares outstanding—basic and diluted	20,643,318	1,984,951	832,024

See accompanying notes.

Anesiva, Inc.

(a development stage company)

(In thousands, except share and per share amounts)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Period from March 6, 2001 (inception) to December 31, 2006

	Common Stock		Additional Paid-In Capital	Other Comprehensive Gain (Loss)	Deferred Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at March 6, 2001 (inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founders for $0.001 per share in March 2001	150,000	—	1	—	—	—	1
Issuance of common stock upon exercise of stock options in April 2001	23,800	—	24	—	—	—	24
Net loss and comprehensive loss	—	—	—	—	—	(1,416)	(1,416)

Balance at December 31, 2001	173,800	—	25	—	—	(1,416)	(1,391)
Issuance of common stock upon exercise of stock options in March 2002	10,150	—	10	—	—	—	10
Issuance of common stock for acquisition of PowderJect Technologies, Inc. in March 2002	152,615	—	229	—	—	—	229
Stock-based compensation resulting from stock options granted to non-employees	—	—	66	—	—	—	66
Net loss and comprehensive loss	—	—	—	—	—	(20,191)	(20,191)

Balance at December 31, 2002	336,565	—	330	—	—	(21,607)	(21,277)
Issuance of common stock upon exercise of stock options in 2003	4,725	—	6	—	—	—	6
Accrued interest costs	—	—	107	—	—	—	107
Deferred compensation related to stock options	—	—	156	—	(156)	—	—
Noncash compensation	—	—	66	—	—	—	66
Repurchase of common stock	—	—	—	—			—
Amortization of deferred compensation	—	—	—	—	13	—	13
Stock-based compensation resulting from stock options granted to non-employees	—	—	9	—	—	—	9
Net loss and comprehensive loss	—	—	—	—	—	(15,486)	(15,486)

Balance at December 31, 2003	341,290	—	674	—	(143)	(37,093)	(36,562)
Issuance of common stock	160,000	—	1,536	—	—	—	1,536
Deferred compensation related to stock options	—	—	9,582	—	(9,582)	—	—
Exercise of stock options	2,428	—	4	—	—	—	4
Conversion of Series B convertible preferred stock to common stock	616,615	1	8,015	—	—	—	8,016
Non-cash interest expense	—	—	24	—	—	—	24
Amortization of deferred compensation	—	—	—	—	2,164	—	2,164
Stock-based compensation resulting from stock options granted to non-employees	—	—	24	—	—	—	24
Net loss	—	—	—	—	—	(23,033)	(23,033)
Other comprehensive loss	—	—	—	(50)	—	—	(50)

Total comprehensive loss							(23,083)

Balance at December 31, 2004 (carried forward)	1,120,333	1	19,859	(50)	(7,651)	(60,126)	(47,877)

Anesiva, Inc.

(a development stage company)

(In thousands, except share and per share amounts)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

Period from March 6, 2001 (inception) to December 31, 2006

	Common Stock		Additional Paid-In Capital	Other Comprehensive Gain (Loss)	Deferred Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2004 (brought forward)	1,120,333	1	19,859	(50)	(7,561)	(60,126)	(47,877)
Exercise of stock options	62,293	—	93	—	—	—	93
Issuance of common stock pursuant to merger, net cancellations of AlgoRx common stock	18,379,888	18	163,210	—	—	—	163,228
Reversal of AlgoRx’s deferred compensation	—	—	(5,676)	—	5,676		—
Deferred compensation assumed related to stock options	—	—	645	—	(645)	—	—
Amortization of deferred compensation	—	—	—	—	1,958	—	1,958
Retention bonus	511,410	1	4,827	—	—	—	4,828
Repricing of options	—	—	47	—	—	—	47
Extension of directors’ option exercisability	—	—	150	—	—	—	150
Acceleration of vesting of employee stock options	—	—	63	—	—	—	63
Stock-based compensation resulting from stock options granted to non-employees	—	—	619	—	—	—	619
Net loss	—	—	—	—	—	(33,518)	(33,518)
Other comprehensive loss	—	—	—	(51)	—	—	(51)

Total comprehensive loss							(35,569)

Balance at December 31, 2005	20,073,924	20	183,837	(101)	(572)	(93,644)	89,540
Elimination of deferred compensation upon adoption of FAS123(R)	—	—	(572)	—	572	—	—
Issuance of common stock upon exercise of stock options	8,739	—	143	—	—	—	143
Issuance of common stock under the Azimuth Opportunity stock purchase agreement net of issuance costs of $38 in September 2006	154,837	—	962	—	—	—	962
Issuance of common stock under a registered direct offering, net issuance costs of $3,013 in November 2006	7,000,000	7	41,635	—	—	—	41,642
Issuance of common stock under the employee stock purchase plan	38,956	—	260	—	—	—	260
Stock-based compensation resulting from stock options granted to employees	—	—	10,937	—	—	—	10,937
Cancellation of restricted stock awards to employees and related compensation expenses from outstanding awards	(375)	—	140	—	—	—	140
Stock-based compensation resulting from stock options granted to non-employees	—	—	63	—	—	—	63
Issuance of restricted stock awards to non-employees and related compensation expenses from outstanding awards	24,500	—	129	—	—	—	129
Net loss	—	—	—	—	—	(55,567)	(55,567)
Other comprehensive loss	—	—	—	79	—	—	79

Total comprehensive loss							(55,488)

Balance at December 31, 2006	27,300,581	$27	$237,534	$(22)	$—	$(149,211)	$88,328

See accompanying notes.

Anesiva, Inc.

(a development stage company)

(In thousands)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,			Period from March 6, 2001 (inception) to December 31, 2006
	2006	2005	2004
Operating activities
Net loss	$(55,567)	$(33,518)	$(23,033)	$(149,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329	543	1,135	4,034
Extraordinary gain	—	(1,725)	—	(1,725)
Non-cash stock-based compensation	11,269	2,857	2,188	16,468
Non-cash retention plan	—	4,828	—	4,828
Non-cash interest expense	—	—	24	131
Issuance of common stock for licensing fee	—	—	1,536	1,536
Acquired in-process research and development	—	—	—	5,716
Amortization of intangible assets	—	—	—	448
Loss (gain) on disposal of equipment	267	(22)	—	178
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	313	86	(207)	54
Other assets	(53)	1,417	(1,337)	(72)
Accounts payable	1,802	1,029	(487)	2,820
Accrued clinical trial liabilities	(2,766)	195	875	(1,355)
Accrued compensation	(296)	694	65	649
Other accrued liabilities	81	(1,901)	1,021	(30)

Net cash used in operating activities	(44,621)	(25,517)	(18,220)	(115,531)

Investing activities
Purchases of property and equipment	(8,206)	(59)	(131)	(9,369)
Proceeds from disposal of equipment	33	18	—	304
Purchases of marketable securities	(49,503)	(18,548)	(41,493)	(109,543)
Sales of marketable securities	66,153	47,584	15,180	128,917
Acquisition of PowderJect Technologies, Inc.	—	—	—	(1,442)
Other acquisition related expenditures	—	—	—	(97)

Net cash (used in) provided by investing activities	8,477	28,995	(26,444)	8,770

Financing activities
Repayment of capital lease obligations	(150)	—	—	(193)
Cash acquired	—	22,575	—	22,575
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	53,709	77,887
Proceeds from issuances of common stock	43,007	93	4	43,146
Proceeds from debt	—	—	—	9,800

Net cash provided by financing activities	42,857	22,668	53,713	153,215

Net increase in cash and cash equivalents	6,713	26,146	9,049	46,454
Cash and cash equivalents, beginning of period	39,741	13,595	4,546	—

Cash and cash equivalents, end of period	$46,454	$39,741	$13,595	$46,454

Cash flow for merger with AlgoRx
Marketable securities	—	$59,915	—	$59,915
Restricted cash	—	450	—	450
Other current assets	—	1,129	—	1,129
Accrued compensation	—	(1,361)	—	(1,361)
Other accrued liabilities	—	(5,002)	—	(5,002)
Fair value of options assumed	—	(6,539)	—	(6,539)
Direct transaction costs	—	(1,951)	—	(1,951)
Common stock issued	—	(68,852)	—	(68,852)
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$6	$—	$—	$12

Supplemental cash flow information
Issuance of $8,016,000 of convertible preferred stock and $228,923 of common stock in connection with acquisition of PowderJect Technologies, Inc.	$—	$—	$—	$8,245

Conversion of convertible preferred stock to common stock	$—	$87,687	$8,016	$95,703

Conversion of convertible notes to preferred stock	$—	$—	$9,800	$9,800

Equipment acquired under capital leases	$—	$—	$—	$43

See accompanying notes.

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1. Summary of Significant Accounting Policies

Organization, Description of Business and Basis of Presentation

Anesiva, Inc. (the “Company” or “Anesiva”) was incorporated on January 19, 1999 in Delaware. On December 15, 2005, Anesiva merged with AlgoRx Pharmaceuticals, Inc. (“AlgoRx”) by issuing common stock of Anesiva to AlgoRx’s stockholders. Immediately following the transaction, approximately 62% of the outstanding fully-diluted shares of Anesiva common stock were owned by AlgoRx’s stockholders. Therefore, the acquiring entity for accounting purposes is AlgoRx in Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. The historical consolidated financial statements dated before December 15, 2005 are those of AlgoRx and the consolidated statement of operations for the year ended December 31, 2005 comprises the results from operations of AlgoRx from January 1, 2005 through December 15, 2005 and those of Anesiva and AlgoRx from December 16, 2005 through December 31, 2005.

AlgoRx was incorporated on March 6, 2001 in Delaware. During 2003, AlgoRx was headquartered in Cranbury, New Jersey, with facilities also in Fremont, California. In July of 2004, AlgoRx moved its headquarters to Secaucus, New Jersey. AlgoRx was focused on building a diversified portfolio of pharmaceutical products and technologies to address the pain therapeutic market. AlgoRx’s activities since inception had consisted principally of acquiring product and technology rights, raising capital, establishing facilities and performing research and development. Accordingly and because AlgoRx is the acquiring entity, the Company is also in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises. The Company operates in one business segment.

The Company expects to continue to incur substantial losses over the next several years. To fully execute its business plan, the Company will need to complete certain research and development activities and clinical trials. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company plans to meet its capital requirements primarily through issuances of equity securities, research and development contract revenue, and in the longer term, revenue from product sales.

Principles of Consolidation

The consolidated financial statements include the accounts of Anesiva, Inc. and its wholly owned subsidiary, AlgoRx Pharmaceuticals, Inc., located in Secaucus, New Jersey. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents and Marketable Securities

The Company invests its excess cash in money market funds and in highly liquid debt instruments of the U.S. government, its agencies and municipalities and corporate notes. All highly liquid investments with stated

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maturities of 90 days or less from date of purchase are classified as cash equivalents; highly liquid investments with stated maturities of greater than 90 days are classified as marketable securities.

The Company determines the appropriate classification of investments in debt securities at the time of purchase. Cash equivalents and marketable securities are classified as available-for-sale securities as the Company does not intend to hold securities with stated maturities greater than twelve months until maturity. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest income or expense.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts payable and accrued expenses, approximate their fair values.

Other Assets

Other assets consist of a nonmarketable equity investment in Lumen Therapeutics, LLC (“Lumen”) carried at the cost of approximately $89,000.

Restricted Investments

Under certain operating lease agreements, the Company is required from time to time to set aside cash as collateral. At December 31, 2006 and 2005, we had approximately $624,000 and $669,000 of restricted cash related to such agreements, respectively.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets, which range from three to ten years, using the straight-line method.

Leasehold improvements are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method.

Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Revenue Recognition

The Company’s revenue recognition policies are in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, or SAB 104, and EITF 00-21, Revenue Recognition in Financial

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2006, the Company licensed a proprietary database of clinical trial results in exchange for the equity investment in Lumen. In December 2006, the database was delivered to Lumen. In accordance with Accounting Principles Board (“APB”) Opinion 29, Accounting for Nonmonetary Transactions, or APB 29, the fair value of the exchange is based on the fair value of the shares received from Lumen, or approximately $89,000. The Company may also receive future royalty payments from Lumen on the sale of its lead drug candidate. Under Emerging Issues task Force (“EITF”) 00-8: Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services, changes in fair value of the Lumen shares after the measurement date unrelated to the achievement of performance conditions will be accounted for in accordance with any relevant literature on the accounting and reporting for investments in equity instruments.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to credit risks consist primarily of cash and cash equivalents and marketable securities. The Company maintains its cash and cash equivalents in bank accounts,

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which, at times, exceed federally insured limits. Marketable securities are held in custody by a large bank, and the Company does not require collateral to support such instruments. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to significant credit risk related to cash and cash equivalents and marketable securities.

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

Comprehensive Loss

The Company’s other comprehensive losses or gains for the years ended December 31, 2006, 2005 and 2004 were approximately $79,000 in gains, $51,000 in losses and $50,000 in losses, respectively, and are attributed to net unrealized losses or gains on marketable securities. The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”).

Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding (excluding unvested founders’ shares subject to repurchase). Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted-average number of common shares and dilutive common shares equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, convertible debt, shares issuable upon the exercise of stock options, and unvested founders’ shares subject to repurchase. Diluted EPS is identical to Basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

Pursuant to the terms of the merger agreement, which were approved by Anesiva and AlgoRx stockholders on December 15, 2005, and due to the liquidation preference of AlgoRx’s preferred stockholders, none of AlgoRx’s common stockholders received shares of common stock of Anesiva in the transaction. Shares of common stock presented in loss per share calculations herein are the historical AlgoRx common shares up to December 14, 2005 included, and the historical Anesiva common shares from December 15, 2005 and after. None of the shares of AlgoRx’s common stock were converted into the shares of Anesiva’s common stock. All AlgoRx common shares were cancelled on December 15, 2005.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation. Such reclassification had no impact on the Company’s financial position, results of operations or cash flows in those years.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases pursuant to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company accounted for employee stock options using the intrinsic value method in accordance with APB 25 Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, and related interpretations and have adopted the disclosure-only provisions of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

In November 2005, the Financial Accounting Standards Board, or FASB, issued FSP No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The Company has adopted the simplified method to calculate the beginning balance of the additional paid-in-capital, or APIC, pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows for the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company values share-based awards using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the consolidated statement of operations, other than as related to options granted to employees and directors at an exercise price deemed lower than the fair value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during that period. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the year ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company uses the straight-line single option method to allocate stock-based compensation expense. As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $11.1 million, which consisted of stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases of $10.8 million, $150,000 and $140,000, respectively. Stock-based compensation expense related to employee stock options recognized under APB 25 during the year ended December 31, 2005 was $2.7 million.

On January 1, 2006, the Company reversed $572,000 related to unamortized deferred stock compensation from options granted below its stock deemed fair value before December 31, 2005 and restricted stock awards as a result of its adoption of SFAS 123(R).

The Company has also granted restricted stock awards to consultants. The Company accounts for stock awards issued to such non-employees in accordance with the provisions of Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or Issue No. 96-18. Under Issue No. 96-18, stock awards to non-employees are accounted for at their respective fair values using the Black-Scholes option-pricing model unless a more readily determinable fair value is available. The fair value of options granted to non-employees is remeasured during the performance period as the underlying options vest or as milestones are reached. During the year ended December 31, 2006, we granted 24,500 shares of restricted stock and 20,000 shares of stock options to non-employees and recorded $129,000 and $63,000 in stock-based compensation expense, respectively.

Employee Stock Plans

Pursuant to the merger agreement between the Company and AlgoRx, all stock options to purchase shares of common stock of AlgoRx were canceled. All the information presented in this Note reflects the Company’s historical equity incentive plans and not those of AlgoRx.

The 1999 Equity Incentive Plan was adopted in July 1999 and provides for the issuance of stock options. The Company’s Board of Directors adopted in December 2003 and the stockholders approved in January 2004 the reservation of an additional 250,000 shares of common stock for issuance under the 1999 Equity Incentive Plan and to rename it the 2003 Equity Incentive Plan (the “2003 Plan”), to become effective upon the effective date of the registration statement. Shares reserved under the 2003 Plan are increased annually for the life of the 2003 Plan on January 1 beginning in 2006, by the lesser of (a) 5% of the number of shares of common stock outstanding on such date and (b) 2,500,000 shares of common stock. However, the board of directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on such date.

Stock options granted under the 2003 Plan may be either incentive stock options, nonstatutory stock options, stock bonuses, or rights to acquire restricted stock. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the grant date and nonstatutory options may be granted to employees, directors, or consultants at exercise prices of no less than 50% of the fair value of the common stock on the grant date, as determined by the board of directors. If, at the time the Company grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of its stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options may be granted with vesting terms as determined

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the board of directors. Except as noted above, options expire no more than 10 years after the date of grant or earlier if employment is terminated.

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

Common stock options may include a provision whereby the holder, while an employee, director, or consultant, may elect at any time to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Any unvested shares so purchased are subject to its repurchase at a price equal to the original purchase price of the stock. This right of repurchase will lapse with respect to option shares upon vesting of the underlying options. Stock options granted under the Directors’ Plan vest as follows: initial grants vest in 48 equal monthly installments from the date of grant; and annual grants vest in 12 equal monthly installments from the date of grant. Stock options granted under the 2003 Plan have vesting terms as determined by the board of directors.

Adoption of SFAS 123(R)

Employee stock-based compensation expense recognized in the first quarter of 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions, which was applied to AlgoRx’s options in 2004 and 2005:

	Year Ended December 31,
	2005	2004
Risk-free interest rate	4.2%	4.2%
Expected life (in years)	9.0	9.0
Volatility	120%	120%
Dividend yield	—	—
Fair value of options granted	$6.34	$6.49

The fair values of stock options granted to employees of Anesiva for the years ended December 31, 2004, 2005 and 2006 were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	5.0%	4.1%	3.1%
Expected life (in years)	4.8	4.0	4.0
Volatility	89%	107%	86%
Dividend yield	—	—	—
Fair value of options granted	$4.97	$10.74	$40.60

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimates the future volatility of its common stock to be the measure of the daily volatility of its common stock from February 12, 2004 (the date of the Company’s initial public offering of common stock) through the end of respective periods in the above table. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.

The following table summarizes the non-cash stock compensation charges under SFAS123(R) in the year ended December 31, 2006 (in thousands):

	Stock options	ESPP	Restricted stock awards
Research and development	$3,533	$86	$58
General and administrative	7,254	64	82

Total	$10,787	$150	$140

At December 31, 2006, the unrecognized compensation expense related to unvested outstanding stock options is approximately $13.0 million which will be recognized through 2010. At December 31, 2006, the weighted average remaining recognition period is approximately 1.31 years. On December 31, 2006, the aggregate intrinsic value of exercisable options is approximately $217,000.

Pro Forma Information under SFAS 123

The following table illustrates the effect on net loss and net loss per common share had we applied in the year ended December 31, 2004 and 2005, the fair value provisions of SFAS 123 to employee stock compensation (in thousands, except per share numbers):

	Year ended December,
	2005	2004
Net loss, as reported	$(33,518)	$(23,033)
Add: Stock-based employee compensation expense, included in reported net loss	2,220	2,164
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,724)	(2,827)

Pro forma net loss under fair value method for all awards	$(34,022)	$(23,696)

Net loss per share (basic and diluted):
As reported	$(16.89)	$(27.68)

Pro forma	$(17.14)	$(28.48)

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences”, or EITF 06-02. EITF 06-02 states that if all the conditions of paragraph 6 of FASB 43 are met, compensation costs for sabbatical and other similar benefit arrangements should be accrued over the requisite service period. Paragraph 6 of FASB 43 states that a liability should be accrued for employees’ future absences if the following are met: (a) the employer’s obligation is attributable to employees’ services already

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rendered; (b) the obligation relates to rights that vest or accumulate; (c) payment of the compensation is probable; and (d) the amount can be reasonably estimated. EITF 06-02 is effective for fiscal years beginning after December 15, 2006. Upon adoption of EITF 06-02, the Company expects to record a one-time adjustment of approximately $272,000 to retained earnings as a cumulative effect of a change in accounting principle.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating the impact of adopting SFAS 157 on its consolidated financial position, results of operations and cash flows.

2. Acquisitions

AlgoRx Pharmaceuticals, Inc.

On December 15, 2005, the Company completed the merger with AlgoRx. The Company issued 13,047,716 shares of its common stock in exchange for all of AlgoRx’s outstanding shares of Series A preferred stock, Series B preferred stock, Series C preferred stock, common stock and warrant to purchase Series C preferred stock. Because AlgoRx stockholders owned approximately 62% of the fully-diluted shares of the combined company immediately following the consummation of the merger, AlgoRx was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States.

As of December 15, 2005, the Company had 7,025,772 shares of common stock outstanding. Based on market closing price of December 15, 2005, the fair value of the Company’s outstanding shares was $9.80 per share or approximately $68.8 million. The total purchase price of $77.3 million included the fair value of the Company’s common stock of approximately $68.8 million, the fair value of the Company’s outstanding stock options of approximately $6.5 million and direct transaction costs of approximately $2.0 million.

The merger was completed to provide the Company with the ability to create a late-stage company with four products in the combined pipeline.

The total purchase price of the merger was as follows (in thousands):

Anesiva common stock	$68,852
Fair value of options assumed	6,539
Direct transaction costs	1,951

Total purchase price	$77,342

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited condensed balance sheet of Anesiva at December 15, 2005 is as follows (in thousands):

Cash, cash equivalent and marketable securities	$82,490
Prepaid expenses and other assets	1,129

Total current assets	83,619
Property and equipment, net	2,495
Other assets	450

Total assets	$86,564

Total current liabilities	$(5,002)

Net tangible assets	$81,562

Approximately $383,000 in accrued restructuring costs, which consist of severance and benefit costs, included in Anesiva’s current liabilities at December 15, 2006 were assumed by the Company.

Under the purchase method of accounting, the total purchase price as shown in the table above was allocated to the Company’s net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of December 15, 2006. The allocation of the purchase price associated with certain assets was as follows (in thousands):

Amount
Net tangible assets	$81,562
In process technology—NF-KB Decoy	2,710
Assembled workforce	1,610
Negative goodwill	(8,540)

Total preliminary estimated purchase price	$77,342

In accordance with APB No. 30, any excess of fair value of acquired net assets over purchase price (negative goodwill) is recognized as an extraordinary gain in the period the business combination is completed. The excess is allocated as a pro rata reduction of the amounts that otherwise are assigned to the non-current acquired assets. Any excess remaining after reducing to zero the amounts that otherwise would have been assigned to those assets is recognized as an extraordinary gain.

The pro rata reduction of non-current tangible and intangible assets acquired was as follows (in thousands):

Negative goodwill	$(8,540)
In-process technology—NF-KB Decoy	2,710
Assembled workforce	1,610
Property and equipment, net	2,495

Excess negative goodwill—Extraordinary gain	$(1,725)

The extraordinary gain per weighted average share of 1,984,951 for the year ended December 31, 2005 is $0.87 per share.

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the merger had taken place at the beginning of 2004 (in thousands, except per share information):

	As of December 31,
	2005	2004
	(unaudited)
Total revenues	$20,342	$36,382
Net loss	$(66,723)	$(62,881)
Pro forma basic and diluted earnings per share	$(3.44)	$(3.39)

The pro forma net loss per share for 2004 and 2005 exclude the excess negative goodwill noted above. The pro forma information is not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented or indicative of results that may be achieved in the future.

Retention Bonus Plan

In July 2005, AlgoRx adopted the AlgoRx 2005 Retention Bonus Plan, or Retention Bonus Plan, pursuant to which AlgoRx’s 22 employees and one director became entitled to receive a retention bonus if they remain employed by AlgoRx or continue to provide services through the effective time of the merger or are terminated without cause within 90 days prior to the merger. The bonus payment pursuant to the Retention Bonus Plan consisted of a fixed and a discretionary bonus of 4.33% and 2.17%, respectively, of the total value of Anesiva shares issued to AlgoRx stockholders in the merger transaction. The AlgoRx board of directors has determined that up to 40% of the retention bonus payment may be paid in cash, and the remaining 60% of the retention bonus payment may be paid in Anesiva common stock. On December 16, 2005, the fixed and discretionary bonus pool paid was approximately $8.0 million, consisting of 511,410 shares of Anesiva common stock, of which 41,528 shares were held in escrow until June 15, 2006, and approximately $3.2 million in cash. The average of the closing sale prices for Anesiva common stock for the five day consecutive trading days ending three trading days prior to the merger closing date, or $9.44 per share, was used for purposes of determining the number of shares to issue as prescribed under the Retention Bonus Plan.

Under the Retention Bonus Plan, one director received 13,258 shares of Anesiva common stock, of which 1,076 shares were held in escrow until June 15, 2006, and $83,440 in cash.

3. Restructurings

In December 2005, the Company announced a restructuring plan to reduce research costs, realign development efforts and realize operational efficiencies in general and administrative functions. The Company recorded a charge of $439,000 in severance salaries and other termination-related benefits related to the termination of 19 employees, which was included in accrued compensation on the balance sheet at December 31, 2005. Approximately $428,000 and $11,000 were charged to research and development expenses and general and administrative expenses, respectively.

During the year ended December 31, 2006, the Company recorded a charge to reflect the accrual of severance salaries and benefits for employees related to the termination of ten employees. During the year ended December 31, 2006, approximately $688,000 and $193,000 were charged to research and development expenses and general and administrative expenses, respectively.

In addition to employee severance costs, the Company incurred a $24,000 charge in the year ended December 31, 2006 related to exiting the lease of our laboratory and office space in Sunnyvale, California in

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 2006. The lease related to this space expires on March 31, 2008. At December 31, 2006, the remaining accrued liability related to this sublease of the Sunnyvale office was $15,000.

In October 2006, we announced the closure of an office space in Secaucus, New Jersey. This restructuring was done in order to further reduce our ongoing operational costs. As a result of this restructuring, the Company incurred approximately $176,000 in severance salaries and other termination-related benefits related to the termination of five employees. Approximately $125,000 and $51,000 were charged to research and development expenses and general and administrative expenses, respectively. In addition, the Company also incurred approximately a $487,000 charge, net of $817,000 in estimated sublease income, related to exiting the lease of our office space in Secaucus, New Jersey and other office equipment operating leases. The lease related to this office space expires on July 31, 2009 and the leases related to office equipment expire on June 2007, March 2008, and January 2009. At December 31, 2006, the remaining accrued liability related to this sublease of the Secaucus office was approximately $443,000.

The following table sets forth the activity in the restructuring reserve related to employee severances, which is included in accrued compensation at December 31, 2006 (in thousands):

Employee Severance Costs
Restructuring reserve at December 31, 2005	$439
Accrual for salaries and termination-related benefits	1,067
Reversal of accrual	(10)
Payment against reserve	(1,329)

Restructuring reserve at December 31, 2006	$167

4. Available-for-Sale Investments

The following is a summary of available-for-sale investments as of December 31, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Fair Value
Maturities within one year:
Certificate of deposit	$1,000	$—	$1,000
Commercial paper	27,235	(21)	27,214
Corporate debentures	2,002	(1)	2,001
State and municipal debenture	36,600	—	36,600

Total	$66,837	$(22)	$66,815

Reported as:
Cash and cash equivalents	28,235	(21)	28,214
Marketable securities	38,602	(1)	38,601

Total	$66,837	$(22)	$66,815

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of available-for-sale investments as of December 31, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Maturities within one year:
Certificate of deposit	$649	$—	$—	$649
Commercial paper	22,458	1	(6)	22,453
Corporate debentures	8,097	—	(46)	8,051
U.S. agency notes	4,623	—	(20)	4,603
State and municipal debenture	36,450	—	—	36,450
Maturities between one and two years:
Corporate debentures	4,022	—	(13)	4,009
U.S. agency notes	3,500	—	(17)	3,483

Total	$79,799	$1	$(102)	$79,698

Reported as:
Cash and cash equivalents	24,531	1	(6)	24,526
Marketable securities	55,268	—	(96)	55,172

Total	$79,799	$1	$(102)	$79,698

5. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Leasehold improvements	$9	$114
Computer and office equipment	217	377
Lab equipment	1,508	1,956
Construction-in-process	7,555	—
Manufacturing equipment	349	—

	9,638	2,447
Less accumulated depreciation and amortization	(1,192)	(1,576)

Property and equipment, net	$8,446	$871

Depreciation and amortization expense was approximately $329,000, $543,000, $1,135,000 and $4,034,000 for the years ended December 31, 2006, 2005, 2004 and for the period from March 6, 2001 (inception) to December 31, 2006, respectively. The Company recorded a gain on disposal of equipment of approximately $22,000 during the year ended December 31, 2005. For the year ended December 31, 2006, the Company disposed certain computer and laboratory equipment due to the closure of its Sunnyvale, California and Secaucus, New Jersey offices and recorded a recognized loss on disposal of approximately $267,000.

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Accrued patent costs	$15	$235
Accrued legal	71	118
Other accrued receipts	1,545	1,414

Total	$1,631	$1,767

7. Leases and Commitments

Leases

The Company entered into a lease agreement in May 2004 for office space in Secaucus, New Jersey under a noncancelable operating lease through July 2009. In January 2005, the Company entered into an agreement to increase the amount of rented office space in New Jersey and the lease was extended to 2009. The Company also entered into a new lease for new office space in Sunnyvale, California, which it extended to March 2008. In December 2005, the Company also assumed a lease agreement for office and laboratory space in South San Francisco, California, which expires in June 2007 and a lease agreement for office space in West Conshohocken, Pennsylvania which expires in June 2009. In August 2006, the Company entered an agreement with GaxoSmithKline to extend the term of the lease agreement for our headquarter office in South San Francisco, California from June 1, 2007 through November 13, 2010. The future minimum payments for all noncancelable operating leases as of December 31, 2006 are as follows (in thousands):

Year ending December 31,
2007	$2,366
2008	2,297
2009	2,152
2010	1,699

Total	$8,514

Rent expense under operating leases was approximately $2,710,000, $583,000, $785,000 and $5,422,000, for the years ended December 31, 2006, 2005 and 2004 and for the period from March 6, 2001 (inception) to December 31, 2006, respectively.

The Company issued two letters of credit, one for approximately $450,000 to secure the lease in South San Francisco, California and one for approximately $174,000 to secure the lease in Secaucus, New Jersey. These letters of credit are secured by the Company’s cash and as such are reflected in restricted cash in the accompanying consolidated balance sheets.

Equipment Loan Agreement

In February 2003, the Company entered in a Loan Agreement with a lender for an equipment loan. Pursuant to the Loan Agreement, the Company may receive loan proceeds up to an aggregate of $1.5 million. The Company had drawn down approximately $1.4 million of the loan through the year ended December 31, 2003

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and did not finance any equipment through the year ended December 31, 2006. The loan carried interest at 8.25% per annum and was repayable in 36 monthly installments through 2006. At September 30, 2006, the Company paid off all principal and interest payments on the equipment line of credit and has no available funds on this equipment line of credit.

Licenses

In October 2004, the Company licensed the intellectual property underlying 1207 from Bridge Pharma, Inc. In consideration for the license, the Company paid Bridge Pharma, Inc. an up-front license fee consisting of a cash payment of $1,000,000 and the issuance of 160,000 shares of our common stock. Such amounts were expensed during the fourth quarter of 2004. The Company valued the 160,000 shares at approximately $1,500,000 based on the Company’s determination of the fair value of the common stock at the time of issuance. The Company is also obligated to pay additional fees to Bridge Pharma, Inc. if it achieves certain clinical, regulatory and commercial milestones. The Company is required to pay such milestone payments upon the commencement of Phase 1, 2, and 3 clinical trials and upon the occurrence of certain events including the filing of a new drug application with the FDA, the regulatory approval for each of the first and second products using the licensed technology and reaching certain revenue thresholds. The Company may be obligated to pay up to an aggregate of $2.5 million in milestone payments prior to product approval, plus additional amounts up to an aggregate of $3.0 million payable upon the regulatory approval of a licensed product for each of the first, second and third indications. To date, the Company has paid Bridge Pharma $200,000 for the commencement of Phase 1 trials in October 2006. The Company is obligated to spend a minimum of $1,000,000 for product development in each calendar year during the term of the agreement commencing in 2005 and ending on the first commercial sale of a product using the licensed technology.

As of December 31, 2006, the Company could be required to pay up to a total of $6,700,000 in payments for milestones such as the initiation of clinical trials and the granting of patents under all license agreements. As of December 31, 2006, we incurred approximately $2,900,000 of milestone charges, including approximately $1,400,000 of cash payments and approximately $1,500,000 of stock compensation, for the execution of agreements, patent approvals and the initiation of U.S. clinical trials. Milestone payments will also be due upon the first administration to a subject using licensed technology in a Phase 1 clinical trial, the first administration to a subject using licensed technology in a Phase 3 clinical trial and FDA approval of 4975. Phase 3 clinical trials and product approval of 4975 in addition to sales milestones and royalties payable on commercial sales if any occur.

8. Capital Structure

Common Stock

As of December 31, 2006, the Company is authorized to issue 100,000,000 shares of common stock. In October 2005, the Company’s Board of Directors approved a proposed amendment to the certificate of incorporation to effect a one-for-four reverse stock split which was approved by a vote of the Company’s stockholders in December 2005 and effected on December 15, 2005 in connection with the merger. As the historical financial statements prior to the consummation of the merger and the reverse split reflect the capital structure of AlgoRx, issued and outstanding common stock and options have not been retroactively adjusted to reflect the reverse stock split, except where specifically noted.

Dividends on common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2005, the Company issued 19,684 shares of restricted stock to employees half of which will vest over two years on the anniversary dates of the grant date. The weighted-average fair value of this stock at the time of issuance was $24.72 per share. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all the remaining restricted stock awards that were granted in 2005 vest, the Company would recognize approximately $30,000 in stock-based compensation expense in 2007. However, no compensation expense will be recognized for stock awards that do not vest. At December 31, 2006, 15,248 and 4,061 shares of restricted stock were vested and unvested, respectively, and 375 were canceled.

During 2006, the Company has granted restricted stock awards to consultants. The Company accounts for stock awards issued to such non-employees in accordance with the provisions of Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or Issue No .96-18. Under Issue No. 96-18, stock awards to non-employees are accounted for at their respective fair values using the Black-Scholes option-pricing model unless a more readily determinable fair value is available. The fair value of options granted to non-employees is remeasured during the performance period as the underlying options vest or as milestones are reached. During the year ended December 31, 2006, the Company granted 24,500 shares of restricted stock to three consultants with vesting periods ranging from 110 days to one year and recorded $129,000 in stock-based compensation expense. At December 31, 2006, 22,000 and 2,500 shares of restricted stock were unvested and vested, respectively.

Escrow Shares

Pursuant to the merger agreement and an escrow agreement entered into by Anesiva and the exchange agent, on December 15, 2005, 569,395 shares and 41,528 shares of Anesiva common stock were issued and placed in an escrow account to the AlgoRx preferred stockholders and AlgoRx employees, respectively. The shares were placed in the escrow account until June 15, 2006, six months after the effective time of the merger, and released in June 2006.

Preferred Stock

As of December 31, 2006, the Company was authorized to issue 5,000,000 shares of preferred stock. None were issued and outstanding at December 31, 2006.

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

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Conversion

Series A, B and C stockholders were entitled, at any time, to cause their shares to be converted into fully paid and nonassessable shares of common stock. Shares of Series A, B and C were convertible into common stock based on a one-for-ten basis, subject to adjustment for antidilution. The antidilution rights would have gone into effect if stock was sold at a price less than what was paid by the Series A, B or C stockholders. The issuance of the Series C in March 2004 resulted in changes to the conversion ratios of the Series A from 1:0.1 to 1:0.144 and the Series B from 1:0.1 to 1:0.17. Such changes did not result in any additional intrinsic value at the time of adjustment. Additionally, the preferred stock would have converted automatically (i) upon the affirmative election of the holders of at least a majority of the outstanding shares of preferred stock, or (ii) immediately upon the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933 covering the offer and sale of common stock, which results in aggregate net proceeds to AlgoRx of at least $30,000,000 and a per share price of at least $11.80 (appropriately adjusted for any stock dividend, stock split or recapitalization).

Liquidation

Before December 15, 2005, the date of the merger between Anesiva and AlgoRx, in the event of any liquidation, dissolution or winding up of AlgoRx, including a change of control, either voluntary or involuntary, the holders of the Series C were entitled to receive, in preference to the Series A and B preferred stock and common stock, an amount equal to one and one-half times the purchase price per share. After payment of the

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series C preference amount, the holders of the Series A and Series B were entitled to receive, in preference to the common stock, an amount equal to the purchase price per share, plus all declared but unpaid dividends (appropriately adjusted for any stock dividend, stock split or recapitalization). After payment of these preferential amounts, the remaining assets of AlgoRx were to be distributed among the holders of common and preferred stock (assuming conversion of preferred stock).

In December 2005, pursuant to the merger agreement between Anesiva and AlgoRx, Anesiva issued 13,047,716 shares of Anesiva common stock to AlgoRx preferred stockholders and AlgoRx employees under a retention bonus plan. The Series A, Series B and Series C stockholders and employees received 829,403, 1,378,534, 10,328,369 and 511,410 shares of common stock, respectively and 610,923 shares were held in escrow until June 15, 2006. The Anesiva common stock was value at $9.44 per share.

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

Warrant

In February 2004, in connection with AlgoRx’s convertible Series C preferred stock financing transaction, AlgoRx issued a warrant to purchase an aggregate of 692,568 shares of convertible Series C preferred stock at an exercise price of $0.5925 per share to an investment adviser. In conjunction with the merger between Anesiva and AlgoRx, the warrant was converted into the right to purchase an aggregate of 65,212 shares of Anesiva common stock at an exercise price of $6.29 per share. The Company valued the warrant at $354,000 using the Black-Scholes model. The termination date of this warrant is February 19, 2009. The exercise price and the number of shares of common stock issuable upon exercise of the warrant are subject to adjustment upon the occurrence of any stock dividend or stock split.

Employee Stock Purchase Plan

The Anesiva Board of Directors adopted the 2003 Employee Stock Purchase Plan (the “Purchase Plan”) in December 2003 and Anesiva’s stockholders approved it in January 2004 to become effective upon the effective date of the registration statement effecting Anesiva’s initial public offering. The Purchase Plan authorizes the issuance of 250,000 post-split shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its affiliates, which amount will be increased on January 1, from 2005 until 2024, by 2% of the number of shares of common stock outstanding on that date or such lesser amount as the Board of Directors may determine. However, the Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date.

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Purchase Plan, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of eligibility for enrollment or the date of purchase, whichever is less. Purchases are limited to 15% of each employee’s eligible annual compensation. Under the Purchase Plan, 533,648 shares of common stock are available for future issuance at December 31, 2006.

9. Stock Option Plans

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

As of December 31, 2006, the Company had reserved 4,297,894 shares of common stock for issuance under both the Directors’ Plan and the 2003 Plan.

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common stock options may include a provision whereby the holder, while an employee, director, or consultant, may elect at any time to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Any unvested shares so purchased are subject to repurchase by the Company at a price equal to the original purchase price of the stock. This right of repurchase will lapse with respect to the option shares, and each optionee shall vest in his or her option shares, as follows: a minimum of 20% of the option shares upon completion of one year of service measured from the vesting commencement date, and the balance of the option shares in a series of successive equal monthly installments upon the optionee’s completion of each of the next 36 months of service thereafter. At December 31, 2006 and 2005, 459 and 13,446 shares, respectively, of common stock acquired through the exercise of options are subject to the Company’s right of repurchase.

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of activity under the 2003 Plan and Directors’ Plan are as follows:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted-Average Exercise Price Per Share
Balances at January 19, 1999 (Anesiva’s Date of Inception)	125,000	—	—
Options granted	(4,373)	4,373	$0.96
Options exercised	—	(937)	$0.96

Balances at December 31, 1999	120,627	3,436	$0.96
Shared reserved	177,456	—	$0.96
Options granted	(106,168)	106,168	$0.96
Options exercised	—	(81,981)	$0.96

Balances at December 31, 2000	191,915	27,623	$0.96
Options granted	(69,213)	69,213	$1.60
Options exercised	—	(63,091)	$1.46
Options canceled	6,094	(6,094)	$0.96

Balances at December 31, 2001	128,796	27,651	$1.42
Additional shares authorized	131,875	—	—
Options granted	(124,844)	124,844	$4.30
Options exercised	—	(30,929)	$1.66
Options canceled	9,093	(9,093)	$3.36
Options shares repurchased	973	—	$1.84

Balances at December 31, 2002	145,893	112,473	$4.39
Additional shares authorized	308,156	—	—
Options granted	(430,390)	430,390	$7.60
Options exercised	—	(122,221)	$5.55
Options canceled	16,136	(16,136)	$4.80
Options shares repurchased	1,942	—	$1.72

Balances at December 31, 2003	41,737	404,506	$7.44
Additional shares authorized	300,000	—	—
Options granted	(276,822)	276,822	$56.87
Options exercised	—	(16,606)	$10.96
Options canceled	4,427	(4,427)	$31.80
Options shares repurchased	2,219	—	$2.36
Restricted shares issued	(38,913)	—	—

Balances at December 31, 2004	32,648	660,295	$27.91
Additional shares authorized	2,569,431	—	—
Options granted	(1,631,527)	1,631,527	$13.42
Options exercised	—	(27,214)	$6.93
Options canceled	633,918	(633,918)	$36.94
Options shares repurchased	8,590	—	$4.53
Restricted shares issued	(19,684)	—	—
Restricted shares canceled	25,497	—	—

Balances at December 31, 2005	1,618,873	1,630,690	$10.25
Additional shares authorized	1,081,196	—	—
Options granted	(1,776,250)	1,776,250	$7.49
Options exercised	—	(9,347)	$7.84
Options canceled	552,482	(552,482)	$9.18
Options shares repurchased	607	—	$7.07
Restricted shares issued	(24,500)	—	—
Restricted shares canceled	375	—	—

Balances at December 31, 2006	1,452,783	2,845,111	$8.74

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options for Anesiva common stock outstanding at December 31, 2006:

	Options Outstanding
Exercise Prices	Weighted-Avg. Exercise Price	Number Outstanding at Dec. 31, 2006	Weighted-Avg. Remaining Contract Life	Options Vested at Dec. 31, 2006
$1.60—$4.80	$4.79	91,887	6.21	88,799
$4.81—$7.98	$7.44	1,563,000	9.40	68,749
$7.98—$9.76	$8.44	420,480	7.71	259,458
$9.76—$9.88	$9.80	680,869	8.54	358,184
$9.88—$10.20	$10.15	60,750	8.73	19,843
$10.20—$77.60	$69.60	28,125	7.41	23,176

	$8.74	2,845,111	8.81	818,209

As of December 31, 2006, there were 40,000 options issued outside of the plans with a weighted-average exercise price of $4.80 per share. During the years ended December 31, 2006, the Company granted 20,000 stock options to consultants at a price range of $7.46 to $8.37 per share, the fair value of common stock at the date of issuance, none of which were exercised.

In November 2005, Anesiva cancelled 353,856 options at a weighted average price of $38.16 and re-granted 353,856 options at a weighted average price of $9.80. As a result of this option repricing, Anesiva incurred a non-cash expense of approximately $47,000 in the year ended December 31, 2005. In conjunction with the merger with AlgoRx, Anesiva extended the exercise period for 37,500 options granted to three of its directors and incurred a non-cash expense of approximately $150,000 in the year ended December 31, 2005. In December 2005, Anesiva accelerated the vesting of 38,655 options of one officer and incurred a non-cash expense of approximately $63,000.

10. Employee Benefit Plan

The Company maintained two defined contribution 401(k) plan available to employees, the Anesiva retirement and Savings Plan and the AlgoRx Pharmaceuticals, Inc. 401(k) Plan prior to December 31, 2005. The AlgoRx Pharmaceuticals, Inc. 401(k) Plan was terminated in January 2006 as all employees of AlgoRx Pharmaceuticals, Inc. became employees of Anesiva, Inc. Employee contributions under both plans are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. Company contributions to the AlgoRx Pharmaceuticals, Inc. 401(k) Plan totaled $64,000 and $48,000, for the years ended December 31, 2005 and 2004. For the year ended December 31, 2006, the Company contributions to the Anesiva retirement and Savings Plan were $171,000. Company contributions under both plans as reported in cumulative losses in the development stage were $351,000 for the period from March 6, 2001 (inception) to December 31, 2005. Under both plans, the Company matched $0.50 on each dollar of employee contribution to a maximum of $3,500 capped at 6% of an employee annual compensation.

11. Income Taxes

As of December 31, 2006 and 2005, the Company had deferred tax assets of $128.1 million and $109.6 million, respectively. Realization of the deferred tax assets is dependent upon the Company generating future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance at December 31, 2006 and 2005. The net valuation allowance

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increased by approximately, $18.6 million, $86.1 million and $8.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to net operating loss carryforwards. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$100,963	$89,666
Research credits	16,747	13,451
Deferred stock compensation	8,574	4,267
Other temporary differences	1,844	2,189

Total gross deferred tax assets	128,128	109,573
Valuation allowance	(128,128)	(109,573)

Net deferred tax assets	$—	$—

As of December 31, 2006, the Company had federal net operating loss carryforwards and research carryforwards for federal income tax purposes of approximately $262.7 million and $10.4 million which expire beginning in the year 2018. As of December 31, 2006, the Company had state net operating loss carryforwards and research carryforwards of approximately $211.7 million and $9.8 million. The state net operating losses start to expire in 2007 and the research carryforwards have no expiration date.

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

12. Loss Per Share

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share:

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share and per share amounts)
Numerator for basic and diluted net loss per share—net loss	$(55,567)	$(33,518)	$(23,033)

Denominator:
Weighted-average common shares outstanding	20,648,878	1,985,750	832,024
Less: Weighted-average unvested common shares subject to repurchase	(5,560)	(799)	—

Denominator for basic and dilutive net loss per share—weighted average shares	20,643,318	1,984,951	832,024

Basic and diluted net loss per share	$(2.69)	$(16.89)	$(27.68)

Anesiva, Inc.

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

	Year Ended December 31,
	2006	2005	2004
Preferred stock	—	—	14,275,747
Restricted stock	26,061	11,311	23,437
Escrow stock	—	610,923	—
Convertible notes	—	—	—
Warrants	65,212	65,212	69,265
Plan Options	2,845,111	1,370,690	2,352,340
Out of Plan Options	40,000	40,000	—

	2,976,384	2,098,136	16,720,789

The pro forma basic and diluted net loss per share shows the basic and diluted net loss per share had the AlgoRx convertible preferred stock been converted into Anesiva common stock. The following table sets forth the computation of pro forma basic and diluted net loss attributable to common stockholders per share.

	Year Ended December 31,
	2005	2004
	(In thousands, except share and per share amounts)
Numerator for pro forma basic and diluted net loss per share—net loss	$(33,518)	$(23,033)

Denominator:
Weighted-average pro forma common shares outstanding	12,763,928	11,014,700
Less: Weighted-average pro forma unvested common shares subject to repurchase	(799)	—

Denominator for pro forma basic and dilutive net loss per share—weighted average shares	12,763,129	11,014,700

Pro forma basic and diluted net loss per share	$(2.63)	$(2.09)

Shares Reserved for Issuance

The Company has reserved shares of common stock for future issuance at December 31, 2006 as follows:

Options outside plans	40,000
2003 Plan and Director’s Plan	4,297,894
Warrant	65,212
Purchase Plan	533,648

4,936,754

Anesiva, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands)
2006
Contract revenues	$—	$—	$—	$89
Net loss	(14,562)	(13,803)	(11,887)	(15,315)
Basic and diluted net loss per common share*	(0.75)	(0.70)	(0.59)	(0.65)

2005
Contract revenues	$—	$—	$—	$—
Extraordinary gain	—	—	—	1,725
Net loss	(5,703)	(9,233)	(5,440)	(13,142)
Basic and diluted net loss per common share*	(5.49)	(7.86)	(4.71)	(2.90)

*	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2007.

ANESIVA, INC.

By:	/s/ JOHN P. MCLAUGHLIN
John P. McLaughlin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. MCLAUGHLIN John P. McLaughlin	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2007

/s/ RICHARD P. POWERS Richard P. Powers	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2007

/s/ RODNEY A. FERGUSON Rodney A. Ferguson, Ph.D.	Chairman of the Board	March 12, 2007

/s/ CHARLES M. COHEN Charles M. Cohen, Ph.D.	Director	March 12, 2007

/s/ THOMAS J. COLLIGAN Thomas J. Colligan	Director	March 12, 2007

/s/ CARTER H. ECKERT Carter H. Eckert	Director	March 12, 2007

/s/ ARNOLD L. ORONSKY Arnold L. Oronsky, Ph.D.	Director	March 12, 2007

/s/ MICHAEL F. POWELL Michael F. Powell, Ph.D.	Director	March 12, 2007

/s/ ROBERT L. ZERBE Robert L. Zerbe, M.D.	Director	March 12, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document
1.1(1)	Agreement and Plan of Merger among Corgentech Inc., Element Acquisition Corp. and AlgoRx Pharmaceuticals, Inc. dated September 23, 2005.

3.1(2)	Restated Certificate of Incorporation.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(4)	Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2(5)	Specimen stock certificate.

10.1(6)*	2003 Equity Incentive Plan.

10.2(7)*	2003 Non-Employee Directors’ Stock Option Plan.

10.3(5)*	2003 Employee Stock Purchase Plan.

10.4(5)	Lease Agreement, dated March 16, 2000, between Gateway Center, LLC and Corgentech Inc.

10.5(5)	Sublease, dated March 11, 2002, between Michael Gurfinkel and Corgentech Inc.

10.6(5)	Sublease, dated May 15, 2003, between Coulter Pharmaceuticals, Inc. and Corgentech Inc.

10.7(5)	Lease, dated November 7, 1997, between Coulter Pharmaceuticals, Inc. and HMS Gateway Office L.P., as amended by the First Amendment to Lease Agreement, dated November 10, 1998, and Second Amendment to Lease Agreement, dated May 19, 2000.

10.8	Reserved.

10.9	Reserved.

10.10	Reserved.

10.11(5)	Master Security Agreement, dated February 3, 2003, between GE Capital Corporation and Corgentech Inc., as amended.

10.12(6)	Amended and Restated Investor Rights Agreement, dated October 10, 2003.

10.13(5)	Form of Indemnity Agreement.

10.14(5)*	Employment Letter, dated November 29, 1999, with John P. McLaughlin.

10.15	Reserved.

10.16	Reserved.

10.17(5)*	Termination of Preemptive Rights and Registration Rights Agreement, dated May 17, 2002, between John P. McLaughlin and Corgentech Inc.

10.18(5)*	Employment Letter, dated August 18, 2000, with Leslie M. McEvoy.

10.19(5)*	Promissory Note, dated June 28, 2001, issued by Leslie M. McEvoy to Corgentech Inc.

10.20	Reserved.

10.21(5)*	Letter Agreement, dated June 30, 2001, with Leslie M. McEvoy.

10.22	Reserved.

10.23(5)*	Stock Pledge Agreement, dated August 28, 2001, with Leslie M. McEvoy.

Exhibit Number	Description of Document
10.24(5)*	Employment Letter, dated October 18, 2001, with Richard P. Powers.

10.25(5)*	Promissory Note, dated December 20, 2001, issued by Richard P. Powers to Corgentech Inc.

10.26(5)*	Stock Pledge Agreement, dated December 20, 2001, with Richard P. Powers.

10.27(8)*	Employment Agreement with Ronald M. Burch, dated December 6, 2005 and effective December 15, 2005.

10.28(5)*	Employment Letter, dated July 2, 2002, with James Z. Huang.

10.29(5)*	Letter Agreement, dated October 11, 2002, with James Z. Huang.

10.30(5)*	Promissory Note, dated October 11, 2002, issued by James Z. Huang to Corgentech Inc.

10.31(5)*	Stock Pledge Agreement, dated October 11, 2002, with James Z Huang.

10.32(9)*	Employment Letter, dated April 30, 2004, with Patrick Broderick.

10.33(10)*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2003 Equity Incentive Plan.

10.34(11)*	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Equity Incentive Plan.

10.35(12)*	Form of Grant Notice and Stock Option Agreement for the 2003 Non-Employee Directors’ Stock Option Plan.

10.36(13)	Non-employee director cash compensation arrangement.

10.37(14)	Escrow Agreement, dated December 15, 2005 between Corgentech Inc. and Mellon Investor Services.

10.38(14)	Lease Agreement dated August 27, 1997, by and between AlgoRx Technologies, Inc. (formerly PowderJect Technologies, Inc.) and John Arrillaga, or his Successor Trustee, UTA dated 07/20/77 (the John Arrillaga Survivor’s Trust) as amended and Richard T. Peery, Trustee, or his Successor Trustee, UTA 7/20/77 (Richard T. Peery Separate Property Trust) as amended (Exhibit 10.8 to File No. 333-120757).

10.39(15)	Lease dated May 10, 2004, between AlgoRx Pharmaceuticals, Inc. and 500 Plaza Drive Corp. (exhibit 10.9 to File No. 333-120757).

10.41(15)	License Agreement entered into as of August 28, 2001, among AlgoRx Pharmaceuticals, Inc. and James N. Campbell, M.D., Richard Meyer, M.S. and Marco Pappagallo, M.D. (exhibit 10.10 to File No. 333-120757).

10.42(15)	License Agreement entered into as of August 28, 2001, between AlgoRx Pharmaceuticals, Inc. and Marco Pappagallo, M.D. (Exhibit 10.11 to File No. 333-120757).

10.43(15)††	License Agreement entered into as of March 22, 2002, by and between AlgoRx Pharmaceuticals, Inc. and PowderJect Research Limited (Exhibit 10.12 to File Number 333-120757).

10.44(15)††	First Amendment to License Agreement entered into as of July 7, 2003, between AlgoRx Pharmaceuticals, Inc. and PowderJect Research Limited (Exhibit 10.13 to File No. 333-120757).

10.45(15)	Assignment, Assumption and Consent Agreement made as of May 14, 2004, by and among PowderMed Limited, PowderJect Research Limited, PowderJect Technologies Limited, AlgoRx Pharmaceuticals, Inc. and AlgoRx Technologies, Inc. (Exhibit 10.14 to File No. 333-120757).

10.46(15)	Letter Agreement entered into as of September 30, 2004, between AlgoRx Pharmaceuticals, Inc. and PowderJect Research Limited (Exhibit 10.15 to File No. 333-120757).

Exhibit Number	Description of Document
10.47(15)††	Supply Agreement entered into as of March 22, 2002, between AlgoRx Pharmaceuticals, Inc. and PowderJect Research Ltd. (Exhibit 10.16 to File No. 333-120757).

10.48(15)††	First Amendment to Supply Agreement entered into as of July 7, 2003, between AlgoRx Pharmaceuticals, Inc. and PowderJect Technologies Limited (Exhibit 10.17 to File No. 333-120757).

10.49(15)††	Collaboration, Development and License Agreement made as of October 28, 2004, between AlgoRx Pharmaceuticals, Inc. and Bridge Pharma, Inc. (Exhibit 10.18 to File No. 333-120757).

10.50(15)	Lease Modification Agreement dated January 17, 2005 between AlgoRx Pharmaceuticals, Inc. and 500 Plaza Drive Corp. (Exhibit 10.20 to File No. 333-120757).

10.51(15)	Lease dated January 12, 2005 between AlgoRx Pharmaceuticals, Inc. and Sunnyvale Village Associates (Exhibit 10.21 to File No. 333-120757).

10.52(4)††	Letter Agreement, dated May 20, 2006, between Mikron Corporation and Anesiva, Inc.

10.53(16)	Sublease Extension, dated August 17, 2006, by and among the Registrant and GlaxoSmithKline plc, as Successor in Interest to Coulter Pharmaceuticals.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on signature page).

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2**	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as Exhibit 1.1 to our Current Report on Form 8-K, (File No. 000-50573), dated September 26, 2005, filed on September 26, 2005 and incorporated by reference herein.
(2)	Filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed on December 4, 2003, and incorporated by reference herein.
(3)	Filed as the like numbered exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573), for the quarter ended June 30, 2006, filed on August 10, 2006, and incorporated by reference herein.
(4)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed on December 4, 2003, and incorporated by reference herein.
(5)	Filed as the like numbered exhibit to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed on December 4, 2003, and incorporated by reference herein.
(6)	Filed as Exhibit 10.48 to our Current Report on Form 8-K (File No. 000-50573), dated December 15, 2005, filed on December 16, 2005, and incorporated by reference herein.
(7)	Filed as Exhibit 10.49 to our Report on Form 8-K (File No. 000-50573), dated December 15, 2005, filed on December 16, 2005, and incorporated by reference herein.
(8)	Filed as Exhibit 10.50 to our Report on Form 8-K (File No. 000-50573), dated December 15, 2005, filed on December 16, 2005, and incorporated by reference herein.

(9)	Filed as Exhibit 10.32 to our Quarterly Report on Form 10-Q (File No. 000-50573), for the quarter ended June 30, 2004, filed on August 12, 2004, and incorporated by reference herein.
(10)	Filed as Exhibit 10.35 to our Report on Form 8-K (File No. 000-50573), dated December 15, 2005, filed on December 16, 2005, and incorporated by reference herein.
(11)	Filed as Exhibit 10.36 to our Report on Form 8-K (File No. 000-50573), dated December 15, 2005, filed on December 16, 2005, and incorporated by reference herein.
(12)	Filed as Exhibit 10.37 to our Report on Form 8-K (File No. 000-50573), dated December 15, 2005, filed on December 16, 2005, and incorporated by reference herein.
(13)	Filed as Exhibit 10.38 to our Annual Report on Form 10-K, as amended (File No. 000-50573), for the year ended December 31, 2004, filed on March 22, 2005, and incorporated by reference herein.
(14)	Filed as Exhibit 2.4 to InterWest Partners VIII, LP’s Schedule 13D (File No. 005-79795), filed on December 27, 2005, and incorporated by reference herein.
(15)	Filed as an exhibit under the number indicated to AlgoRx Pharmaceuticals, Inc.’s Registration Statement on Form S-1, as amended (File No. 333-120757), filed on November 24, 2004, and incorporated by reference herein.
(16)	Filed as the like numbered exhibit to our Report on Form 8-K (File No. 000-50573), dated August 17, 2006, filed on August 23, 2006, and incorporated by reference herein.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
††	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
*	Management contract, compensatory plan or arrangement.
**	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Corgentech Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.