Form 10-Q
period 2007-03-31
ANESIVA, INC.
filed 2007-05-08
CIK 1131517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The total number of shares outstanding of the Registrant’s common stock as of April 30, 2007 was 27,536,227.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Anesiva, Inc.

(a development stage company)

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$36,517	$46,454
Short-term investments	35,150	38,601
Prepaid expenses and other current assets	1,073	1,153

Total current assets	72,740	86,208
Property and equipment, net	10,730	8,446
Restricted cash	624	624
Other assets	89	98

Total assets	$84,183	$95,376

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,959	$2,839
Accrued clinical trial liabilities	9	84
Accrued compensation	1,476	2,277
Other accrued liabilities	1,645	1,631

Total current liabilities	5,089	6,831

Other long-term liabilities	193	217
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at March 31, 2007 and December 31, 2006; 27,536 and 27,301 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	27	27
Additional paid-in capital	240,046	237,534
Accumulated other comprehensive loss	(11)	(22)
Deficit accumulated during the development stage	(161,161)	(149,211)

Total stockholders’ equity	78,901	88,328

Total liabilities and stockholders’ equity	$84,183	$95,376

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	For the three months ended March 31,		Period from March 6, 2001 (inception) to March 31,
	2007	2006	2007
Contract revenues	$—	$—	$338
Operating expenses:
Research and development	6,962	9,297	102,985
General and administrative	5,754	6,156	60,687
Acquired in-process research and development	—	—	5,716

Total operating expenses	12,716	15,453	169,388

Loss from operations	(12,716)	(15,453)	(169,050)
Gain (loss) on sale of assets	16	(8)	(162)
Interest and other income	1,022	901	6,741
Interest expense	—	(2)	(143)

Loss before extraordinary gain	(11,678)	(14,562)	(162,614)
Extraordinary gain	—	—	1,725

Net loss	$(11,678)	$(14,562)	$(160,889)

Basic and diluted net loss per common share	$(0.43)	$(0.75)

Weighted average shares used to compute basic and diluted net loss per common share	27,315	19,453

See accompanying notes to condensed consolidated financials statements.

Anesiva, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the three months ended March 31,		Period from March 6, 2001 (inception) to March 31,
	2007	2006	2007
Net loss	$(11,678)	$(14,562)	$(160,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65	94	4,099
Extraordinary gain	—	—	(1,725)
Stock-based compensation	2,047	3,613	18,515
Retention plan	—	—	4,828
Interest expense	—	—	131
Issuance of common stock for licensing fee	—	—	1,536
Acquired in-process research and development	—	—	5,716
Amortization of intangible assets	—	—	448
Loss (gain) on disposal of equipment	(16)	8	162
Changes in assets and liabilities:
Prepaid expenses and other current assets	80	67	134
Other assets	9	(9)	(63)
Accounts payable	(880)	72	1,940
Accrued clinical trial liabilities	(75)	(1,146)	(1,430)
Accrued compensation	(1,073)	(954)	(424)
Other accrued liabilities	(9)	454	(39)

Net cash used in operating activities	(11,530)	(12,363)	(127,061)

Investing activities
Purchases of property and equipment	(2,369)	(2,582)	(11,738)
Proceeds from disposal of equipment	36	—	340
Purchases of marketable securities	(6,000)	(13,985)	(115,543)
Sales of marketable securities	9,462	25,488	138,379
Acquisition of Powderject Technologies, Inc.	—	—	(1,442)
Other acquisition related expenditures	—	—	(97)

Net cash provided by investing activities	1,129	8,921	9,899

Financing activities
Repayment of equipment loans and capital lease obligations	—	(79)	(193)
Cash acquired	—	—	22,575
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	77,887
Proceeds from issuance of common stock	464	193	43,610
Proceeds from debt	—	—	9,800

Net cash provided by financing activities	464	114	153,679

Net increase (decrease) in cash and cash equivalents	(9,937)	(3,328)	36,517
Cash and cash equivalents at beginning of period	46,454	39,741	—

Cash and cash equivalents at end of period	$36,517	$36,413	$36,517

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2007

1. Basis of Presentation

Anesiva, Inc. (“we” or “Anesiva”) was incorporated on January 19, 1999 in Delaware. Anesiva is a late-stage biopharmaceutical company that seeks to be the leader in the development and commercialization of novel therapeutic treatments for pain. Our two products in development have been shown in clinical trials to treat pain associated with venous access procedures and with post-surgical, musculoskeletal and neuropathic pain. A New Drug Application, or NDA, has been filed for marketing clearance of our most advanced product candidate, Zingo™. Our second product in the pipeline, 4975, is being tested in a series of late-stage clinical trials and has been shown to reduce site-specific moderate to severe pain for weeks to months after a single administration.

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

The accompanying unaudited condensed consolidated financial statements of Anesiva have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management these unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Anesiva’s financial position at March 31, 2007 and Anesiva’s results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period.

Balance sheet data as of December 31, 2006 were derived from audited financial statements, but do not include all disclosures required by U.S. generally accepted accounting principles.

These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. Stockholders are encouraged to review the Form 10-K for a broader discussion of Anesiva’s business and the risks inherent therein.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Change in Accounting Principle

On January 1, 2007, we adopted Emerging Issues Task Force (or “EITF”) Issue No. 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (or “EITF 06-02”). EITF 06-02 states that if all the conditions of paragraph 6 of FASB 43 are met, compensation costs for sabbatical and other similar benefit arrangements should be accrued over the requisite service period. Paragraph 6 of FASB 43 states that a liability should be accrued for employees’ future absences if the following are met: (a) the employer’s obligation is attributable to employees’ services already rendered; (b) the obligation relates to rights that vest or accumulate; (c) payment of the compensation is probable; and (d) the amount can be reasonably estimated. EITF 06-02 is effective for fiscal years beginning after December 15, 2006. Upon adoption of EITF 06-02, we recorded a one-time adjustment of approximately $272,000 to retained earnings as a cumulative effect of a change in accounting principle.

Stock-Based Compensation Expense

On January 1, 2006, we adopted SFAS 123(R), which supersedes our previous accounting under APB 25. SFAS 123(R) requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under our employee stock purchase plan. Under SFAS 123(R), the value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statements of operations.

Employee Stock Plans

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

Stock compensation

We estimate the fair value of each option grant to employees on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	2007	2006	2007	2006
	Stock option plans		ESPP
Dividend yield	—	—	—	—
Risk-free interest rate	4.7%	4.5%	5.1%	4.8%
Volatility	79%	94%	79%	93%
Expected life (in years)	5.3	4.8	0.5	0.5

In the three months ended March 31, 2007 and 2006, the fair value of the options granted was $5.22 and $6.66, respectively.

Employee stock-based compensation expense recognized in the first quarters of 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	Stock options		ESPP		Restricted Stock
	2007	2006	2007	2006	2007	2006
Research and development	$425	$1,125	$25	$14	$19	$29
General and administrative	1,436	2,374	22	15	27	57

Total	$1,861	$3,499	$47	$29	$46	$86

At March 31, 2007, the unrecognized compensation expense related to unvested outstanding stock options is approximately $12.9 million which will be recognized through 2012, and the weighted-average remaining recognition period is 2.6 years.

We have also granted restricted stock awards and stock options to consultants. We account for stock awards issued to such non-employees in accordance with the provisions of Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or Issue No. 96-18. Under Issue No. 96-18, stock awards to non-employees are accounted for at their respective fair values using the Black-Scholes option-pricing model unless a more readily determinable fair value is available. The fair value of options granted to non-employees is remeasured during the performance period as the underlying options vest or as milestones are reached. During the three months ended March 31, 2007, we granted 7,000 shares of restricted stock to two non-employees and 7,000 shares of stock options to one non-employee. During the three months ended March 31, 2007 we recorded $93,000 in stock-based compensation expense for the restricted stock and stock options granted to non-employees. During the three months ended March 31, 2006, we did not record any stock-based compensation expense for non-employees.

2. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of additional potential common shares.

The following table sets forth the computation of Anesiva’s basic and diluted net loss per share (in thousands, except share and per share amounts).

	For the three months ended March 31,
	2007	2006
Numerator for basic and diluted net loss per share:
Net loss	$(11,678)	$(14,562)

Denominator for basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	27,315,197	19,464,903
Less: weighted-average shares subject to repurchase	(395)	(11,811)

Weighted-average shares used in computing basic and diluted net loss per share	27,314,802	19,453,092

Basic and diluted net loss per share	$(0.43)	$(0.75)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive due to our net loss during each period. Restricted stock that is not yet vested is included as dilutive common share equivalents because we consider such securities equivalent to stock options.

	Three months ended March 31,
	2007	2006
Restricted stock	185,383	9,029
Escrow stock	—	610,923
Warrants	65,212	65,212
Options	3,283,022	1,401,771

Total	3,533,617	2,086,935

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities, in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive loss and its components for the three ended March 31, 2007 and 2006 are as follows (in thousands):

	For the three months ended March 31,
	2007	2006
Net loss	$(11,678)	$(14,562)
Change in unrealized gain on investments	11	5

Comprehensive loss	$(11,667)	$(14,557)

4. Stockholders’ Equity

In February 2005, we issued 19,684 shares of restricted common stock to employees and two directors, half of which will cliff vest on the anniversary dates of the grant date over a two-year period. The weighted-average fair value of this stock at the time of issuance was $24.72 per share. In February 2007, we issued 157,150 shares of restricted common stock to employees, one-third of which will cliff vest on the anniversary dates of the grant date over a three-year period. The weighted-average fair value of this stock at the time of issuance was $7.67 per share. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. As a result of these awards, during the three months ended March 31, 2007, we recognized approximately $46,000 in compensation expense. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all the remaining restricted stock awards that were granted in 2005 and 2007 continue to vest, we expect to recognize approximately $300,000, $380,000, $376,000, and $55,000 in compensation expense during the remainder of 2007 and the years ended December 31, 2008, 2009, and 2010 respectively. However, no compensation expense will be recognized for stock awards that do not vest.

In June 2006, we received a commitment for up to $30.0 million in common stock equity financing from Azimuth Opportunity, Ltd. to support our corporate and clinical development activities. As of March 31, 2007, we received approximately $1.0 million of net cash proceeds from the sales of 154,837 shares of our common stock to Azimuth Opportunity. Over the next sixteen months, we may from time to time, at our discretion, sell registered shares of our common stock to Azimuth Opportunity at a small discount to the market price. This flexible financing agreement provides access to additional resources to advance our product pipeline of pain therapeutics. Net proceeds will be used to provide working capital and for general corporate purposes. This commitment was entered into pursuant to an effective shelf registration statement filed by us with the Securities and Exchange Commission to issue various securities for proceeds in the aggregate amount of up to $100.0 million. As of March 31, 2007, we have approximately $29.0 million available for future draws under the Azimuth Opportunity, which is included in the $54.2 million available for future capital draws under this shelf registration.

5. Restructuring Activities

In December 2005, we announced a restructuring plan to reduce research costs, realign development efforts and realize operational efficiencies in general and administrative functions. We recorded a charge of $439,000 in severance salaries and other termination-related benefits related to the termination of 19 employees, which was included in accrued compensation on the balance sheet at December 31, 2005. During the year ended December 31, 2006, we recorded a charge of $881,000 to reflect the accrual of severance salaries and benefits for employees related to the termination of ten employees.

In October 2006, we announced the closure of an office space in Secaucus, New Jersey. This restructuring was done in order to further reduce our ongoing operational costs. As a result of this restructuring, we incurred approximately $176,000 in severance salaries and other termination-related benefits related to the termination of five employees.

During the three months ended March 31, 2007, we paid severance and other benefits related to the restructuring plan. The following table sets forth the activity in the restructuring reserve related to employee severance (in thousands):

Employee Severance Costs
Restructuring reserve at December 31, 2006	$167
Payment against reserve	(167)

Restructuring reserve at March 31, 2007	$—

In addition to employee severance costs, we incurred a $24,000 charge in the year ended December 31, 2006 related to exiting the lease of our laboratory and office space in Sunnyvale, California in March 2006. The lease related to this space expires on March 31, 2008. At March 31, 2007, the remaining accrued liability related to this sublease of the Sunnyvale office was $12,000.

Due to the closure of an office space in Secaucus, New Jersey, we also incurred approximately a $487,000 charge, net of $817,000 in estimated sublease income, in the year ended December 31, 2006, related to exiting the lease of our office space in Secaucus, New Jersey and other office equipment operating leases. The lease related to this office space expires on July 31, 2009 and the leases related to office equipment expire on June 2007, March 2008, and January 2009. At December 31, 2006, the remaining accrued liability related to this sublease of the Secaucus office was approximately $443,000.

During the three months ended March 31, 2007, we paid $127,000 related to accrued liability for exiting the lease of our office space in Secaucus, New Jersey and other related equipment operating leases. During the three months ended March 31, 2007, we have increased the total estimated liability for exiting our office space in Secaucus, New Jersey by $94,000 due to the worsening of office rental market in Secaucus, New Jersey. At March 31, 2007, the remaining accrued liability related to this sublease of the Secaucus office was approximately $410,000. The following table sets forth the activity in the accrued liability related to exiting the lease of our office space in Secaucus, New Jersey, which is included in other accrued liabilities and other long term liabilities at March 31, 2007 (in thousands):

Exit Costs of Secaucus Office
Accrued liabilities at December 31, 2006	$443
Additional Accrual for exit costs of Secaucus office	94
Payment against accrued liability	(127)

Accrued liabilities at March 31, 2007	$410

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Anesiva, Inc. is a biopharmaceutical company focused on the development and commercialization of novel therapeutic treatments for pain management with two products in our pipeline:

•

Zingo™, a fast-acting local anesthetic, has successfully completed two Phase 3 trials in the pediatric population, and a New Drug Application (NDA) / electronic Common Technical Document (eCTD) was accepted for filing by the FDA on January 23, 2007 with potential product approval to occur in the second half of 2007. In March 2007, we started enrolling adult patients in a Phase 3 clinical trial.

•

4975, a long-acting anesthetic, is being developed for site-specific, moderate to severe pain. We have completed multiple Phase 2 trials in post-surgical, musculoskeletal and neuropathic pain indications and we will conduct multiple Phase 2 and Phase 3 trials in post-surgical and musculoskeletal pain indications during 2007.

Our product candidates employ a different mechanism of action. Zingo is comprised of microcrystals of lidocaine delivered into the skin by compressed gas. Zingo employs a proprietary needle-free dispenser. 4975 is a novel non-opioid drug candidate that is a TRPV1 agonist based on the compound capsaicin which provides analgesia for between two and three months.

Financial Operations Overview

Research and Development Expenses

The following table sets forth the allocation of research and development expenses among projects for the three months ended March 31, 2007 and 2006 (in thousands):

	For the three months ended March 31,
	2007	2006
Zingo	$2,391	$1,822
4975	1,598	1,814
Avrina™	43	1,133
1207	209	359
Non-project	2,721	4,169

Total	$6,962	$9,297

General and Administrative Expenses

General and administrative expenses consist of salaries and other related costs for personnel in executive, finance, accounting, facilities, other general corporate activities and stock compensation.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following accounting policies relating to stock compensation and clinical trial accounting are most critical to a full understanding and evaluation of our reported financial results.

Stock Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three months ended March 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We value share-based awards using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2007 and 2006 are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock compensation is amortized on a straight-line basis over the vesting period of the underlying option, generally four years for stock options and two to three years for restricted stock.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Research and Development Expenses

The following table summarizes the period over period changes in research and development expenses:

	Three Months Ended March 31,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Research and development	$6,962	$9,297	$(2,335)	(25)%

The decrease of $2.3 million in research and development expenses for the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to the following:

•

Decrease in compensation expense and employee related expenses of $1.6 million of which approximately $605,000 was related to stock based compensation due to fewer employees in the first quarter of 2007 compared to the first quarter of 2006 and the acceleration of option vesting for terminated employees during the first quarter of 2006.

•	Decrease in clinical trial costs of $743,000 offset by an increase of $203,000 in manufacturing development costs in support of Zingo.

•	Decrease of facilities and related expenses of $247,000.

We anticipate that research and development expenses will increase through the end of 2007 due to pre-launch manufacturing costs in support of Zingo, clinical trials costs for a Phase 3 Zingo trial in adults and for several 4975 trials, and additional employees.

General and Administrative Expenses

The following table summarizes the period over period changes in general and administrative expenses:

	Three Months Ended March 31,		2007 to 2006 Change
	2007	2006	$	%
	(in thousands, except percentages)
General and administrative	$5,754	$6,156	$(402)	(7)%

The decrease of $402,000 in general and administrative expenses for the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to the following:

•

Decrease in compensation expense and employee related expenses of $1.4 million of which approximately $961,000 was related to stock based compensation due to fewer employees in the first quarter of 2007 compared to the first quarter of 2006 and the acceleration of option vesting for terminated employees during the first quarter of 2006.

•	Increase of $921,000 in professional services primarily due to pre-launch marketing costs related to Zingo.

We anticipate that general and administrative expenses will increase through the end of 2007 due to costs in support of pre-launch/launch efforts for Zingo, including hiring sales employees.

Interest and Other Income. Interest and other income increased to $1.0 million for the three months ended March 31, 2007 from $893,000 for the three months ended March 31, 2006, primarily due to higher cash and investment balances in the three months ended March 31, 2007.

Interest Expense. Interest and other expense decreased to none for the three months ended March 31, 2007 from $2,000 for the three months ended March 31, 2006. Interest expense in the first quarter of 2006 was due to the interest paid on our equipment line of credit.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily through the sale of equity securities. As of March 31, 2007, we had raised $131.3 million of cash proceeds from the sale of equity securities, including promissory notes that were converted into preferred stock, net of offering expenses.

As of March 31, 2007, we had $71.7 million in cash, cash equivalents and marketable securities as compared to $85.1 million as of December 31, 2006, a decrease of $13.4 million. This decrease was primarily the result of cash used in operations and in the purchase and building of equipment for the manufacturing of Zingo, offset by proceeds from issuance of common stock. In March 2007, as part of an agreement to expand our rental of office space in Conshohocken, Pennsylvania, we committed to issue a letter of credit to our landlord for approximately $68,000.

Cash Flows

The following table summarizes our statement of cash flows (in millions):

	Three months ended March 31,
	2007	2006
Cash flows provided by (used in):
Operating activities	$(11.5)	$(12.3)
Investing activities	1.1	8.9
Financing activities	0.5	0.1

Net increase (decrease) in cash and cash equivalents	$(9.9)	$(3.3)

Net cash used in operating activities was $11.5 million for the three months ended March 31, 2007 compared to $12.3 million for the three months ended March 31, 2006. The decrease of cash used in operations of $800,000 was primarily due to the decrease in compensation expenses of approximately $720,000.

Net cash provided by investing activities was $1.1 million for the three months ended March 31, 2007 compared to $8.9 million for the three months ended March 31, 2006. The decrease in net cash from investing activities of $7.8 million was due to a net decrease in sales of marketable securities of $16.0 million offset by a net decrease in purchase of marketable securities and equipment of $8.0 million and $200,000, respectively.

Net cash provided by financing activities was $464,000 for the three months ended March 31, 2007 compared to $114,000 for the three months ended March 31, 2006. The increase in net cash provided by financing activities of $350,000 was primarily due to the increase in sales of common stock.

Stock Purchase Agreement

In June 2006, we entered into a stock purchase agreement with Azimuth Opportunity, Ltd. for a two year commitment of $30.0 million. Through March 31, 2007, we had raised approximately $1.0 million from the sales of common stock under this arrangement.

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

Contractual Obligations

Our outstanding contractual obligations relate to facilities leases and obligations under our agreement with our third-party contract manufacturer. Our contractual obligations as of March 31, 2007 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Operating leases	$8.3	$2.5	$4.6	$1.2	—
Manufacturing equipment contract	0.8	0.8	—	—	—

Total contractual cash obligations	$9.1	$3.3	$4.6	$1.2	$—

Under all of our license agreements, we could be required to pay up to a total of approximately $1.0 million in payments for milestones such as the initiation of clinical trials and the granting of patents. As of March 31, 2007, we incurred approximately $2.9 million of milestone charges, including approximately $1.4 million of cash payments and approximately $1.5 million of stock compensation, for the execution of agreements, patent approvals and the initiation of U.S. clinical trials. Milestone payments will also be due upon the first administration to a subject using licensed technology in a Phase 1 clinical trial, the first administration to a subject using licensed technology in a Phase 3 clinical trial and FDA approval of 4975 in addition to sales milestones and royalties payable on commercial sales if any occur.

We have also entered into letters of credit totaling $624,000 securing our operating lease obligations. We are required to set aside cash as collateral. At March 31, 2007, we had $624,000 in certificates of deposit designated as restricted cash, which is not available for use in current operations.

In May 2006, we entered an agreement with Mikron Corporation to purchase an automated system for assembling the needle-free delivery device for Zingo. Pursuant to the agreement, we will pay Mikron Corporation up to an aggregate of $3.4 million upon the achievement of certain milestones. The agreement will continue until the completion of the assembly system. As of March 31, 2007, we paid Mikron Corporation an upfront payment of $2.6 million. We are obligated to pay $0.8 million within one year from the agreement execution date. As of March 31, 2007, we plan to spend an aggregate of approximately $5.0 million on equipment and leasehold improvements for the manufacture of Zingo. This $5.0 million capital spending includes the remaining $0.8 million commitment under our agreement with Mikron.

In August 2006, we entered an agreement with GlaxoSmithKline to extend the term of the lease agreement for our headquarter office in South San Francisco, California from June 1, 2007 through November 13, 2010.

Off-Balance Sheet Arrangements

At March 31, 2007 and 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1 percent, from March 31, 2007 levels, the fair value of our portfolio would decline by approximately $29,500. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II—OTHER INFORMATION

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

We must receive FDA approval for each of our product candidates including Zingo and 4975 before we can commercialize or sell these product candidates in the United States. In addition to our submission of an NDA/eCTD for Zingo, the FDA may require additional laboratory testing or clinical studies, delay review of our application or withhold registration and marketing approval for the product. This could significantly increase our expenditures and delay or prevent our ability to market Zingo. Even if one of our product candidates is approved by the FDA, the approval may be significantly limited to specific disease indications, patient populations and dosages. The FDA can limit or deny its approval for many reasons, including:

•	a product candidate may be found to be unsafe or ineffective;

•	regulators may interpret data from preclinical testing and clinical trials differently and less favorably than we do;

•	regulators may not approve the manufacturing processes or facilities that we use; and

•	regulators may change their approval policies or adopt new regulations.

Failure to obtain FDA approval or any delay or setback in obtaining such approval would:

•	adversely affect our ability to market any drugs that we develop and our ability to generate product revenues; and

•	impose additional costs and diminish any competitive advantages that we may attain.

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

As part of the regulatory approval process, we must conduct, at our own expense, nonclinical studies in laboratory animals and clinical trials in humans. The number of nonclinical trials that the regulatory authorities will require varies depending on the product candidate, the disease or condition the product candidate is being developed to address and regulations applicable to the particular product candidate. We may need to perform multiple nonclinical studies using various doses and formulations of our product candidates before we can begin clinical trials, continue clinical trials or obtain approval of our drugs, which could result in delays in our ability to develop or obtain approval of our product candidates. Furthermore, nonclinical results in animal studies are not necessarily predictive of outcomes in human clinical trials. After we have conducted nonclinical studies in animals, we must demonstrate in clinical trials that our product candidates are safe and efficacious for use on humans in order to receive regulatory approval for commercial sale. Even if initial results of nonclinical studies for our product candidates are positive, we may obtain different results in later stages of drug development, including failure to show desired safety and efficacy.

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

The time frame of our clinical studies for a product candidate for a chronic condition may also be affected by the International Conference on Harmonisation guidelines that dictate that at least 1,500 patients must be exposed to the drug prior to submission of a registration application and at least 500 patients be exposed to a new drug for one year. If development of 4975 for local neuropathic pain and for pain resulting from musculoskeletal diseases is subject to these guidelines, development for these indications may be longer than a development program for an acute condition such as 4975 for treatment of postsurgical pain. In addition to the time required to conduct these studies, the results of such studies may demonstrate harmful side effects of a product candidate which would impair or prevent our ability to develop such product candidate.

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

We have no manufacturing facilities, and we have a limited number of personnel with experience in manufacturing any clinical or commercial products or in designing drug manufacturing processes. We are in the process of acquiring manufacturing equipment and certain leasehold modifications that will be located at our contract manufacturer facilities. We have contracted with third-party manufacturers to produce, in collaboration with us, product candidates for clinical trials. We intend to rely on third-party contract manufacturers to manufacture, supply, store and distribute any resulting products. Linde AG acts as the sole supplier for the cylinder of compressed helium gas, a key component in the dispenser for Zingo.

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

The contract manufacturers for Zingo need to purchase the materials required for Zingo. Suppliers may not sell these materials to us at the time we need them or on commercially reasonable terms. If our manufacturers are unable to obtain these materials or obtain them on commercially reasonable terms, the product testing and potential regulatory approval of Zingo would be delayed, significantly impacting our ability to develop the product candidate and potentially increasing our costs. If we obtain regulatory approval for Zingo and our manufacturers or we are unable to purchase these materials, the commercial launch of Zingo would be delayed or there would be a shortage in supply of Zingo, which would harm our ability to generate revenues from the sale of Zingo. If suppliers increase the price of these materials or we cannot otherwise produce Zingo with an acceptable cost of goods, the price for Zingo may increase which may make Zingo a less competitive product for the relief of venipuncture pain. If we change suppliers for any of these materials or any of our current suppliers experience a shutdown or disruption in the facilities used to produce these materials, due to technical, regulatory or other problems, it could harm our ability to manufacture products.

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

4975, if approved and commercialized, will face significant competition. For postsurgical pain, morphine administered by infusion pump is a common treatment method. Several other oral, injectable and patch opioids are also used, including Vicodin® (Abbott Labs), OxyContin® (Purdue Pharma), Ionsys™ and Duragesic® (Johnson & Johnson) and generic versions of Duragesic that are manufactured by Mylan & Sandoz. For later-stage osteoarthritis, in addition to NSAIDs, and Celebrex® (Pfizer), hyaluronic acid products, including Synvisc® (Genzyme), are injected locally and there is some oral opioid use. For the treatment of tendonitis, glucocorticosteroids are used. TRPV1, which is involved in the transmission of pain signals to the brain and which is affected by 4975, has become a popular target for the pharmaceutical industry. TRPV1 inhibitors that may also compete with 4975 are being developed by several companies, including Merck-Neurogen, Pfizer-Renovis, Amgen, Schwarz Pharma-Amore Pacific, Purdue Pharma, and PainCeptor. These TRPV1 inhibitors are expected to advance to clinical evaluation shortly. We believe there are other products that are in development that may compete with our current product candidates.

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

We do not have any products approved for marketing. We have a limited history of operations and we have incurred net losses since our inception. As of March 31, 2007, we had deficit accumulated during the development stage of approximately $161.2 million. We expect to incur substantial net losses to further develop and commercialize our products and do not know whether or when we will become profitable and may not be able to sustain our operations.

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

Our executive officers, directors and principal stockholders, together with their affiliates, own approximately 37.8% of our voting stock, including shares subject to outstanding options based upon shares outstanding as of March 30, 2007. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. These stockholders will likely be able to determine the composition of our board of directors, possess the voting power to approve all matters requiring stockholder approval, including the approval of mergers and acquisitions or other changes in corporate control, and will continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

If our stock price is volatile, purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common stock may be influenced by many factors, including:

•	results of our clinical trials;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	ability to manufacture our products to commercial standards;

•	public concern over our products;

•	litigation;

•	the departure of key personnel;

•	future sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as Exhibit 3.2 to the Registrant’s registration statement on Form S-1 (No.333-110923), filed with the SEC on December 4, 2003, as amended, and incorporated herein by reference.
(2)	Filed as the like-numbered exhibit of our Quarterly Report on Form 10-Q (File No. 000-50573) for the period ended June 30, 2006, as filed with the SEC on August 10, 2006.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2007

Anesiva, Inc.

/s/ John P. McLaughlin
John P. McLaughlin
Chief Executive Officer (Principal Executive Officer)

/s/ Richard Powers
Richard P. Powers
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as Exhibit 3.2 to the Registrant’s registration statement on Form S-1 (No.333-110923), filed with the SEC on December 4, 2003, as amended, and incorporated herein by reference.
(2)	Filed as the likenumbered exhibit of our Quarterly Report on From 10-Q (File No. 000-50573) for the period ended June 30, 2006, as filed with the SEC on August 10, 2006.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.