Form 10-Q
period 2007-06-30
ANESIVA, INC.
filed 2007-08-07
CIK 1131517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes   ☐    No  ☒

The total number of shares outstanding of the Registrant’s common stock as of July 18, 2007 was 27,731,541.

		Page
	PART I – FINANCIAL INFORMATION	3
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006, and period from March 6, 2001 (inception) to June 30, 2007	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006, and period from March 6, 2001 (inception) to June 30, 2007	5
	Notes to the Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	16
	PART II – OTHER INFORMATION	17
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	26
Item 6.	Exhibits	27
	Signatures	28

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Anesiva, Inc.

(a development stage company)

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$32,800	$46,454
Short-term investments	30,000	38,601
Prepaid expenses and other current assets	1,405	1,153

Total current assets	64,205	86,208
Property and equipment, net	10,953	8,446
Restricted cash	624	624
Other assets	89	98

Total assets	$75,871	$95,376

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,408	$2,839
Accrued clinical trial liabilities	367	84
Accrued compensation	1,703	2,277
Other accrued liabilities	2,114	1,631

Total current liabilities	6,592	6,831

Other long-term liabilities	437	217
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at June 30, 2007 and December 31, 2006; 27,731 and 27,301 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	28	27
Additional paid-in capital	243,822	237,534
Accumulated other comprehensive loss	(9)	(22)
Deficit accumulated during the development stage	(174,999)	(149,211)

Total stockholders’ equity	68,842	88,328

Total liabilities and stockholders’ equity	$75,871	$95,376

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,		Period from March 6, 2001 (inception) to June 30, 2007
	2007	2006	2007	2006
Contract revenues	$—	$—	$—	$—	$338
Operating expenses:
Research and development	8,412	8,687	15,374	17,984	111,397
General and administrative	6,246	5,823	12,000	11,979	66,933
Acquired in-process research and development	—	—	—	—	5,716

Total operating expenses	14,658	14,510	27,374	29,963	184,046

Loss from operations	(14,658)	(14,510)	(27,374)	(29,963)	(183,708)
Gain (loss) on sale of assets	30	(170)	46	(178)	(132)
Interest and other income	880	879	1,902	1,780	7,621
Interest and other expense	(90)	(2)	(90)	(4)	(233)

Loss before extraordinary gain	(13,838)	(13,803)	(25,516)	(28,365)	(176,452)
Extraordinary gain	—	—	—	—	1,725

Net loss	$(13,838)	$(13,803)	$(25,516)	$(28,365)	$(174,727)

Basic and diluted net loss per common share	$(0.51)	$(0.70)	$(0.93)	$(1.45)

Weighted average shares used to compute basic and diluted net loss per common share	27,376	19,583	27,353	19,518

See accompanying notes to condensed consolidated financials statements.

Anesiva, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the six months ended June 30,		Period from March 6, 2001 (inception) to June 30,
	2007	2006	2007
Net loss	$(25,516)	$(28,365)	$(174,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127	187	4,161
Extraordinary gain	—	—	(1,725)
Stock-based compensation	4,490	6,375	20,958
Retention plan	—	—	4,828
Interest expense	—	—	131
Issuance of common stock for licensing fee	—	—	1,536
Acquired in-process research and development	—	—	5,716
Amortization of intangible assets	—	—	448
Loss (gain) on disposal of equipment	(46)	178	132
Changes in assets and liabilities:
Prepaid expenses and other current assets	(252)	(100)	(198)
Other assets	9	(84)	(63)
Accounts payable	(431)	247	2,389
Accrued clinical trial liabilities	283	(2,204)	(1,072)
Accrued compensation	(574)	(856)	75
Other accrued liabilities	456	203	426

Net cash used in operating activities	(21,454)	(24,419)	(136,985)

Investing activities
Purchases of property and equipment	(2,678)	(3,584)	(12,047)
Proceeds from disposal of equipment	65	—	369
Purchases of marketable securities	(18,900)	(17,985)	(128,443)
Maturities of marketable securities	27,514	39,934	156,431
Acquisition of Powderject Technologies, Inc.	—	—	(1,442)
Other acquisition related expenditures	—	—	(97)

Net cash provided by investing activities	6,001	18,365	14,771

Financing activities
Repayment of equipment loans and capital lease obligations	—	(127)	(193)
Cash acquired	—	—	22,575
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	77,887
Proceeds from issuance of common stock	1,799	252	44,945
Proceeds from debt	—	—	9,800

Net cash provided by financing activities	1,799	125	155,014

Net increase (decrease) in cash and cash equivalents	(13,654)	(5,929)	32,800
Cash and cash equivalents at beginning of period	46,454	39,741	—

Cash and cash equivalents at end of period	$32,800	$33,812	$32,800

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2007

1. Basis of Presentation

Anesiva, Inc. (“we” or “Anesiva”) was incorporated on January 19, 1999 in Delaware. On December 15, 2005, Anesiva completed a reverse merger with AlgoRx Pharmaceuticals, Inc., which was incorporated on March 6, 2001 in Delaware. Anesiva is a late-stage biopharmaceutical company that seeks to be the leader in the development and commercialization of novel therapeutic treatments for pain. Our two products in development have been shown in clinical trials to treat pain associated with venous access procedures and with post-surgical, musculoskeletal and neuropathic pain. A New Drug Application, or NDA, has been filed for marketing clearance of our most advanced product candidate, Zingo™. Our second product in the pipeline, Adlea™ (formerly 4975), is being tested in a series of late-stage clinical trials and has been shown to reduce site-specific moderate to severe pain for weeks to months after a single administration.

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

The accompanying unaudited condensed consolidated financial statements of Anesiva have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management these unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Anesiva’s financial position at June 30, 2007 and Anesiva’s results of operations and cash flows for the three- and six-month periods ended June 30, 2007 and 2006. Interim period results are not necessarily indicative of results of operations and cash flows for a full-year period.

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

Change in Accounting Principle

On January 1, 2007, we adopted Emerging Issues Task Force (or “EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (or “EITF 06-2”). EITF 06-2 states that if all the conditions of paragraph 6 of FASB 43 are met, compensation costs for sabbatical and other similar benefit arrangements should be accrued over the requisite service period. Paragraph 6 of FASB 43 states that a liability should be accrued for employees’ future absences if the following are met: (a) the employer’s obligation is attributable to employees’ services already rendered; (b) the obligation relates to rights that vest or accumulate; (c) payment of the compensation is probable; and (d) the amount can be reasonably estimated. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. Upon adoption of EITF 06-2, we recorded a one-time adjustment of approximately $272,000 to retained earnings as a cumulative effect of a change in accounting principle.

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

Stock compensation

We estimate the fair value of each option grant to employees on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended June 30,				For the six months ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	Stock option plans		ESPP		Stock option plans		ESPP
Dividend yield	—	—	—	—	—	—	—	—
Risk-free interest rate	4.9%	5.0%	5.1%	4.8%	4.7%	5.0%	5.1%	4.8%
Volatility	76%	88%	79%	93%	78%	87%	79%	93%
Expected life (in years)	5.7	4.8	0.5	0.5	5.4	4.8	0.5	0.5

In the six months ended June 30, 2007 and 2006, the fair value of the options granted was $4.68 and $5.30, respectively.

Employee stock-based compensation expense recognized for the six months ended June 30, 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee stock-based compensation expense recognized under SFAS 123(R) for the three months and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	For the three months ended June 30,						For the six months ended June 30,
	Stock options		ESPP		Restricted stock		Stock options		ESPP		Restricted stock
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
Research and development	$488	$998	$22	$12	$24	$21	$913	$2,123	$47	$26	$43	$50
General and administration	1,718	1,675	24	12	67	7	3,154	4,049	46	27	94	64

	$2,206	$2,673	$46	$24	$91	$28	$4,067	$6,172	$93	$53	$137	$114

At June 30, 2007, the unrecognized compensation expense related to unvested outstanding stock options is approximately $14.4 million which will be recognized through 2012, and the weighted-average remaining recognition period is 2.6 years.

We have also granted restricted stock awards and stock options to consultants. We account for stock awards issued to such non-employees in accordance with the provisions of Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or Issue No. 96-18. Under Issue No. 96-18, stock awards to non-employees are accounted for at their respective fair values using the Black-Scholes option-pricing model unless a more readily determinable fair value is available. The fair value of options granted to non-employees is remeasured during the performance period as the underlying options vest or as milestones are reached. During the six months ended June 30, 2007, we granted 7,000 shares of restricted stock to two non-employees and 17,000 shares of stock options to two non-employees. During the six months ended June 30, 2007, we recorded $193,000 in stock-based compensation expense for the restricted stock and stock options granted to non-employees. During the six months ended June 30, 2006, we granted 22,500 shares of restricted stock and 10,000 shares of stock options two consultants and recorded $48,000 in stock-based compensation.

2. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of additional potential common shares.

The following table sets forth the computation of Anesiva’s basic and diluted net loss per share (in thousands, except share and per share amounts).

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Numerator for basic and diluted net loss per share:
Net loss	$(13,838)	$(13,803)	$(25,516)	$(28,365)

Denominator for basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	27,376,723	19,589,612	27,353,313	19,527,602
Less: weighted-average shares subject to repurchase	(270)	(6,633)	(333)	(9,232)

Weighted-average shares used in computing basic and diluted net loss per share	27,376,453	19,582,979	27,352,980	19,518,370

Basic and diluted net loss per share	$(0.51)	$(0.70)	$(0.93)	$(1.45)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive due to our net loss during each period. Restricted stock that is not yet vested is included as dilutive common share equivalents because we consider such securities equivalent to stock options.

	Six months ended June 30,
	2007	2006
Restricted stock	164,683	26,936
Warrants	65,212	65,212
Options	3,474,383	2,904,933

	Six months ended June 30,
	2007	2006
Total	3,704,278	2,997,081

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities, in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive loss and its components for the three months and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Net loss	$(13,838)	$(13,803)	$(25,516)	$(28,365)
Change in unrealized gain on investments	2	45	13	50

Comprehensive loss	$(13,836)	$(13,758)	$(25,503)	$(28,315)

4. Stockholders’ Equity

In February 2005, we issued 19,684 shares of restricted common stock to employees and two directors, half of which will cliff vest on the anniversary dates of the grant date over a two-year period. The weighted-average fair value of this stock at the time of issuance was $24.72 per share. In February 2007, we issued 157,150 shares of restricted common stock to employees, one-third of which will cliff vest on the anniversary dates of the grant date over a three-year period. The weighted-average fair value of this stock at the time of issuance was $7.67 per share. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. As a result of these awards, during the six months ended June 30, 2007, we recognized approximately $137,000 in compensation expense. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all the remaining restricted stock awards that were granted in 2005 and 2007 continue to vest, we expect to recognize approximately $200,000, $377,000, $373,000, and $55,000 in compensation expense during the remainder of 2007 and the years ended December 31, 2008, 2009, and 2010 respectively. However, no compensation expense will be recognized for stock awards that do not vest.

In June 2006, we received a commitment for up to $30.0 million in common stock equity financing from Azimuth Opportunity, Ltd. to support our corporate and clinical development activities. During the three months ended June 30, 2007, we received approximately $1.3 million of net cash proceeds from the sales of 196,252 shares of our common stock to Azimuth Opportunity. Over the next twelve months, we may from time to time, at our discretion, sell registered shares of our common stock to Azimuth Opportunity at a small discount to the market price. This flexible financing agreement provides access to additional resources to advance our product pipeline of pain therapeutics. Net proceeds will be used to provide working capital and for general corporate purposes. This commitment was entered into pursuant to an effective shelf registration statement filed by us with the Securities and Exchange Commission to issue various securities for proceeds in the aggregate amount of up to $100.0 million. As of June 30, 2007, we have received a total of $2.3 million of net cash proceeds from the sale of 351,089 shares of our common stock to Azimuth Opportunity and we have approximately $27.6 million available for future draws under the Azimuth Opportunity, which is included in the $52.8 million available for future capital draws under this shelf registration.

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

In October 2006, we announced the closure of an office space in Secaucus, New Jersey. This restructuring was done in order to further reduce our ongoing operational costs. As a result of this restructuring, we incurred approximately $176,000 in severance salaries and other benefits related to the termination of five employees.

During the six months ended June 30, 2007, we paid severance and other benefits related to the restructuring plan. The following table sets forth the activity in the restructuring reserve related to employee severance (in thousands):

Employee Severance Costs
Restructuring reserve at December 31, 2006	$167
Payment against reserve	(167)

Restructuring reserve at June 30, 2007	$—

In addition to employee severance costs, we incurred a $24,000 charge in the year ended December 31, 2006 related to exiting the lease of our laboratory and office space in Sunnyvale, California in March 2006. The lease related to this space expires on March 31, 2008. At June 30, 2007, the remaining accrued liability related to this sublease of the Sunnyvale office was $9,000.

Due to the closure of an office space in Secaucus, New Jersey, we also incurred approximately a $487,000 charge, net of $817,000 in estimated future sublease income, in the year ended December 31, 2006, related to exiting the lease of our office space in Secaucus, New Jersey and other office equipment operating leases. The lease related to this office space expires on July 31, 2009 and the leases related to office equipment expire on June 2007, March 2008, and January 2009. During the six months ended June 30, 2007, we paid $227,000 related to accrued liability for exiting the lease of our office space in Secaucus, New Jersey and other related equipment operating leases. During the six months ended June 30, 2007, we have increased the total estimated liability for exiting our office space in Secaucus, New Jersey by $94,000 due to a reduction in the estimated future sublease income, which is the result of a worsening of office rental market in Secaucus, New Jersey. At June 30, 2007, the remaining accrued liability related to this sublease of the Secaucus office was approximately $377,000. The following table sets forth the activity in the accrued liability related to exiting the lease of our office space in Secaucus, New Jersey, which is included in other accrued liabilities and other long term liabilities at June 30, 2007 (in thousands):

Exit Costs of Secaucus Office
Accrued liabilities at December 31, 2006	$443
Additional accrual for exit costs of Secaucus office	94
Payment against accrued liability	(160)

Accrued liabilities at June 30, 2007	$377

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Anesiva, Inc. is a biopharmaceutical company focused on the development and commercialization of novel therapeutic treatments for pain management with two products in our pipeline:

•

Zingo™, a fast-acting local anesthetic, has successfully completed two Phase 3 trials in the pediatric population, and a New Drug Application (NDA) / electronic Common Technical Document (eCTD) was accepted for filing by the FDA on January 23, 2007 with potential product approval to occur in the second half of 2007, and more specifically, with a PDUFA date on September 24, 2007. In March 2007, we started enrolling adult patients in a Phase 3 clinical trial which is expected to be completed by the end of the third quarter of 2007.

•

Adlea™, a long-acting anesthetic, is being developed for site-specific, moderate to severe pain. We have completed multiple Phase 2 trials in post-surgical, musculoskeletal and neuropathic pain indications and we will conduct multiple Phase 2 and Phase 3 trials in post-surgical and osteoarthritis pain indications during 2007.

Each of our product candidates employs a different mechanism of action. Zingo is comprised of microcrystals of lidocaine delivered into the skin by compressed gas. Zingo employs a proprietary needle-free dispenser. Adlea is a novel non-opioid drug candidate that is a TRPV1 agonist based on the compound capsaicin which provides analgesia for between two and three months.

Financial Operations Overview

Research and Development Expenses

The following table sets forth the allocation of research and development expenses among projects for the three and six months ended June 30, 2007 (in thousands):

	For the three months ended June 30, 2007	For the six months ended June 30, 2007
Zingo	$3,496	$5,887
Adlea	1,702	3,301
Avrina	242	285
1207	46	255
Non-project	2,926	5,646

Total	$8,412	$15,374

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

Stock Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We value share-based awards using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statement of operations. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Research and Development Expenses

The following table summarizes the period over period changes in research and development expenses:

	Three Months Ended June 30,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Research and development	$8,412	$8,687	$(275)	(3)%

The decrease of $275,000 in research and development expenses for the three months ended June 30, 2007 compared to the same period in 2006 was primarily due to the following:

•

Decrease in stock based compensation expenses of $382,000 related to the acceleration of stock option vesting for terminated employees during the second quarter of 2006, offset by an increase of $174,000 in salaries and benefits due to an increased number of employees in the second quarter of 2007as compared to the second quarter of 2006.

•	Increase in clinical trial costs of $695,000 due to Phase 3 Zingo trial in adults and start up costs for Adlea trial in post-surgical pain.

•

Decrease in professional services of $518,000 primarily due to lower reliance on clinical consultants and facilities and related expenses of $198,000 primarily due to our exit of our New Jersey office.

We anticipate that research and development expenses will increase through the end of 2007 due to pre-launch manufacturing costs in support of Zingo, the start of several Adlea trials and the addition of employees in research and development.

General and Administrative Expenses

The following table summarizes the period over period changes in general and administrative expenses:

	Three Months Ended June 30,		2007 to 2006 Change
	2007	2006	$	%
	(in thousands, except percentages)
General and administrative	$6,246	$5,823	$423	7%

The increase of $423,000 in general and administrative expenses for the three months ended June 30, 2007 compared to the same period in 2006 was primarily due to the following:

•

Increase in compensation expense and employee related expenses of $111,000 of which approximately $62,000 was related to stock based compensation due to increased employees in the second quarter of 2007 compared to the second quarter of 2006.

•	Increase of $293,000 in professional services primarily due to pre-launch marketing costs related to Zingo.

We anticipate that general and administrative expenses will increase through the end of 2007 due to costs in support of pre-launch/launch efforts for Zingo.

Interest and Other Income. Interest and other income increased to $880,000 for the three months ended June 30, 2007 from $879,000 for the three months ended June 30, 2006.

Interest and Other Expense. Interest and other expense increased to $90,000 for the three months ended June 30, 2007 from $2,000 for the three months ended June 30, 2006. Other expense in the second quarter of 2007 reflects fees incurred for borrowing.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Research and Development Expenses

The following table summarizes the period over period changes in research and development expenses:

	Six Months Ended June 30,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Research and development	$15,374	$17,984	$(2,610)	(15)%

The decrease of $2.6 million in research and development expenses for the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to the following:

•

Decrease in compensation expense and employee related expenses of $1.8 million of which approximately $987,000 was related to stock based compensation due acceleration of option vesting for terminated employees during the first half of 2006.

•

Decrease in professional services of $379,000 primarily due to lower reliance on clinical consultants and facilities and related expenses of $445,000 primarily due to our exit of our New Jersey office.

General and Administrative Expenses

The following table summarizes the period over period changes in general and administrative expenses:

	Six Months Ended June 30,		2007 to 2006 Change
	2007	2006	$	%
	(in thousands, except percentages)
General and administrative	$12,000	$11,979	$21	(0)%

The increase of $21,000 in general and administrative expenses for the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to the following:

•

Decrease in compensation expense and employee related expenses of $1.3 million of which approximately $899,000 was related to stock based compensation due acceleration of option vesting for terminated employees during the first half of 2006.

•	Increase of $1.2 million in professional services primarily due to pre-launch marketing costs related to Zingo.

Interest and Other Income. Interest and other income increased to $1.9 million for the six months ended June 30, 2007 from $1.8 million for the six months ended June 30, 2006.

Interest and Other Expense. Interest and other expense increased to $90,000 for the six months ended June 30, 2007 from $4,000 for the six months ended June 30, 2006. Other expense in the second quarter of 2007 reflects fees incurred to initiate borrowing.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily through the sale of equity securities. As of June 30, 2007, we had raised $132.6 million of cash proceeds from the sale of equity securities, including promissory notes that were converted into preferred stock, net of offering expenses.

As of June 30, 2007, we had $62.8 million in cash, cash equivalents and marketable securities as compared to $85.1 million as of December 31, 2006, a decrease of $22.3 million. This decrease was primarily the result of cash used in operations and in the purchase and building of equipment for the manufacturing of Zingo, offset by proceeds from issuance of common stock. In May 2007, as part of an agreement to expand our rental of office space in Conshohocken, Pennsylvania, we issued a letter of credit to our landlord for approximately $68,000.

Cash Flows

The following table summarizes our statement of cash flows (in millions):

	Six months ended June 30,
	2007	2006
Cash flows provided by (used in):
Operating activities	$(21.5)	$(24.4)
Investing activities	6.0	18.4
Financing activities	1.8	0.1

Net increase (decrease) in cash and cash equivalents	$(13.7)	$(5.9)

Net cash used in operating activities was $21.5 million for the six months ended June 30, 2007 compared to $24.4 million for the six months ended June 30, 2006. The decrease of cash used in operations of $2.9 million was primarily due to the decrease in compensation and employee related expenses of approximately $1.0 million and in consulting expenses of $1.3 million

Net cash provided by investing activities was $6.0 million for the six months ended June 30, 2007 compared to $18.4 million for the six months ended June 30, 2006. The decrease in net cash from investing activities of $12.4 million was due to a net decrease in sales of marketable securities of $13.3 million offset by a net decrease in purchase of equipment of $906,000 for the future production for Zingo.

Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2007 compared to $125,000 for the six months ended June 30, 2006. The increase in net cash provided by financing activities of $1.7 million was primarily due to sales of common stock to Azimuth Opportunity, Ltd.

Stock Purchase Agreement

In June 2006, we entered into a stock purchase agreement with Azimuth Opportunity, Ltd for a two year commitment of $30.0 million. Through June 30, 2007, we had raised approximately $2.3 million from the sales of common stock under this arrangement, net of transaction costs.

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

Contractual Obligations

Our outstanding contractual obligations relate to facilities leases and obligations under our agreement with our third-party contract manufacturer. Our contractual obligations as of June 30, 2007 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Operating leases	$7.3	$2.3	$4.3	$0.7	$—
Manufacturing equipment contract	0.8	0.8	—	—	—

Total contractual cash obligations	$8.1	$3.1	$4.3	$0.7	$—

Under all of our license agreements, we could be required to pay up to a total of approximately $1.0 million in payments for milestones such as the initiation of clinical trials and the granting of patents. As of June 30, 2007, we incurred approximately $2.9 million of milestone charges, including approximately $1.4 million of cash payments and approximately $1.5 million of stock compensation, for the execution of agreements, patent approvals and the initiation of U.S. clinical trials. Milestone payments will also be due upon the first administration to a subject using licensed technology in a Phase 1 clinical trial, the first administration to a subject using licensed technology in a Phase 3 clinical trial and FDA approval of Adlea in addition to sales milestones and royalties payable on commercial sales if any occur. Dr. James N. Campbell, who has been a member of the Board of Anesiva since June 29, 2007, is one of the three licensors of Adlea.

We have also entered into letters of credit totaling $692,000 securing our operating lease obligations. We are required to set aside cash as collateral. At June 30, 2007, we had $692,000 in certificates of deposit designated as restricted cash, which is not available for use in current operations, of which $68,000 was included as prepaid expenses and other current assets.

In May 2006, we entered an agreement with Mikron Corporation to purchase an automated system for assembling the needle-free delivery device for Zingo. Pursuant to the agreement, we will pay Mikron Corporation up to an aggregate of $3.4 million upon the achievement of certain milestones. The agreement will continue until the completion of the assembly system. As of June 30, 2007, we paid $2.6 million to Mikron Corporation. We will make an additional $0.8 million milestone payment upon Mikron’s delivery of certain equipment. As of June 30, 2007, we plan to spend an aggregate of approximately $4.7 million on equipment and leasehold improvements for the manufacture of Zingo. This $4.7 million capital spending includes the remaining $0.8 million commitment under our agreement with Mikron.

In August 2006, we entered an agreement with GlaxoSmithKline to extend the term of the lease agreement for our headquarter office in South San Francisco, California from June 1, 2007 through November 13, 2010.

In March 2007, we amended our existing lease agreement with Eight Tower Bridge Development Associates to lease an additional 3,658 square feet for our marketing office in Pennsylvania and the lease will expire in November 2009.

Off-Balance Sheet Arrangements

At June 30, 2007 and 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships. Such entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1 percent, from June 30, 2007 levels, the fair value of our portfolio would decline by approximately $23,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of June 30, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We must receive FDA approval for each of our product candidates including Zingo and Adlea before we can commercialize or sell these product candidates in the United States. In addition to our submission of an NDA/eCTD for Zingo, the FDA may require additional laboratory testing or clinical studies, delay review of our application or withhold registration and marketing approval for the product. This could significantly increase our expenditures and delay or prevent our ability to market Zingo. Even if one of our product candidates is approved by the FDA, the approval may be significantly limited to specific disease indications, patient populations and dosages. The FDA can limit or deny its approval for many reasons, including:

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

We are required to conduct preclinical studies to evaluate the safety of our product candidates including its ability to cause cancer. For example, such studies may be required for Adlea for the treatment of certain indications. Such studies require about three years to complete and report.

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

The time frame of our clinical studies for a product candidate for a chronic condition may also be affected by the International Conference on Harmonisation guidelines that dictate that at least 1,500 patients must be exposed to the drug prior to submission of a registration application and at least 500 patients be exposed to a new drug for one year. If development of Adlea for local neuropathic pain and for pain resulting from musculoskeletal diseases is subject to these guidelines, development for these indications may be longer than a development program for an acute condition such as postsurgical pain. In addition to the time required to conduct these studies, the results of such studies may demonstrate harmful side effects of a product candidate which would impair or prevent our ability to develop such product candidate.

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

There are a small number of suppliers of the materials which are necessary to manufacture Zingo and, in the case of the cylinder used in Zingo, we rely on a sole supplier. The cylinder of compressed helium gas is a key component in the dispenser for Zingo. We acquire the cylinders for Zingo from PowderMed Limited under a long-term supply agreement. PowderMed Limited is currently our sole supplier and source of cylinders, which are manufactured for PowderMed Limited by Linde AG, and to date we have not identified an alternative source. If we are required to seek an alternative source for the cylinders, we might not be successful in establishing an alternative commercial arrangement with a supplier, or if we were successful in finding an alternate supplier, it could be on terms which are less favorable than the current supply agreement with PowderMed Limited. In addition, we currently have no approved supplier of the sealing film for the drug cassette in the dispenser for Zingo. We may not be successful in establishing a commercial arrangement for a supplier for the sealing film.

The contract manufacturers for Zingo need to purchase the materials required for Zingo. Suppliers may not sell these materials to us at the time we need them or on commercially reasonable terms. If our manufacturers are unable to obtain these materials or obtain them on commercially reasonable terms, the product testing and potential regulatory approval of Zingo would be delayed, significantly impacting our ability to develop the product candidate and potentially increasing our costs. If we obtain regulatory approval for Zingo and our manufacturers or we are unable to purchase these materials or manufacture Zingo on commercially reasonable terms the commercial launch of Zingo would be delayed or there would be a shortage in supply of Zingo, which would harm our ability to generate revenues from the sale of Zingo. If suppliers increase the price of these materials or we cannot otherwise produce Zingo with an acceptable cost of goods, the price for Zingo may increase which may make Zingo a less competitive product for the relief of venipuncture pain. If we change suppliers for any of these materials or any of our current suppliers experience a shutdown or disruption in the facilities used to produce these materials, due to technical, regulatory or other problems, it could harm our ability to manufacture products.

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

Adlea, if approved and commercialized, will face significant competition. For postsurgical pain, morphine administered by infusion pump is a common treatment method. Several other oral, injectable and patch opioids are also used, including Vicodin® (Abbott Labs), OxyContin® (Purdue Pharma), Ionsys™ and Duragesic® (Johnson & Johnson) and generic versions of Duragesic that are manufactured by Mylan & Sandoz. For later-stage osteoarthritis, in addition to NSAIDs, and Celebrex® (Pfizer), hyaluronic acid products, including Synvisc® (Genzyme), are injected locally and there is some oral opioid use. For the treatment of tendonitis, glucocorticosteroids are used. TRPV1, which is involved in the transmission of pain signals to the brain and which is affected by Adlea, has become a popular target for the pharmaceutical industry. TRPV1 inhibitors that may also compete with Adlea are being developed by several companies, including Merck-Neurogen, Pfizer-Renovis, Amgen, Schwarz Pharma-Amore Pacific, Purdue Pharma, and PainCeptor. These TRPV1 inhibitors are expected to advance to clinical evaluation shortly. We believe there are other products that are in development that may compete with our current product candidates.

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

We do not have any products approved for marketing. We have a limited history of operations and we have incurred net losses since our inception. As of June 30, 2007, we had deficit accumulated during the development stage of approximately $175.0 million. We expect to incur substantial net losses to further develop and commercialize our products and do not know whether or when we will become profitable and may not be able to sustain our operations.

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

We will require substantial funds to further develop and commercialize our products. We expect to incur significant spending as we expand our development programs and commercialization activities and our future capital requirements will depend on many factors, including:

•	the scope and results of our clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for Zingo, Adlea, and other future product candidates;

•	the cost of manufacturing activities;

•	the cost of Zingo commercialization activities; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including any litigation costs and the results of such litigation.

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

If we lose our licenses from PowderMed Limited for Zingo or certain licensees for Adlea, we will not be able to continue development or outlicensing of our current products.

We are a party to two significant license agreements relating to patents, patent applications and know-how covering the technology relating to Zingo and Adlea. These license agreements impose various diligence, commercialization, royalty and other obligations on us. If we fail to comply with the obligations in the license agreements, the licensor may have the right to terminate the license and we may not be able to market products that were covered by the license.

The license agreement with James N. Campbell, M.D., Richard A. Meyer, M.S. and Marco Pappagallo, M.D. relates to the steps of administering capsaicin for pain reduction utilized in Adlea, and our rights under this agreement can be terminated on 10 days’ written notice if we fail to make a payment or fulfill any material obligation under the agreement and the failure is not cured by us within 180 days of receiving notice of such failure. The license agreement with PowderMed Limited relates to technology underlying Zingo. The agreement with PowderMed Limited can be terminated immediately by either party if the other party ceases to do business in the ordinary course, or assigns all or substantially all of its assets for the benefit of creditors. Either party can also terminate for material breach if not cured within 60 days of notice or if not cured within 30 days of notice if the breach relates to payment provisions. To date, we believe we have met our obligations under all of these agreements.

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

Our executive officers, directors and principal stockholders, together with their affiliates, own approximately 34% of our voting stock, including shares subject to outstanding options based upon shares outstanding as of June 30, 2007. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. These stockholders will likely be able to determine the composition of our board of directors, possess the voting power to approve all matters requiring stockholder approval, including the approval of mergers and acquisitions or other changes in corporate control, and will continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

If our stock price is volatile, purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common stock may be influenced by many factors, including:

•	results of our clinical trials;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	ability to manufacture our products to commercial standards;

•	public concern over our products;

•	litigation;

•	the departure of key personnel;

•	future sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Anesiva, Inc. was held on May 30, 2007 for the purpose of holding a stockholder vote on the following actions:

(1)	To elect three directors to hold office until the 2010 Annual Meeting of Stockholders; and

(2)	To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2007.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. The final vote on the proposals were recorded as follows:

Proposal 1:

Election of three directors for three-year terms expiring at the 2010 annual meeting:

Nominee	For	Withheld
Charles M. Cohen	21,033,815	229,999
Carter H. Eckert	21,064,378	199,436
John P. McLaughlin	21,053,279	210,535

Proposal 2:

The selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was ratified by the following vote:

For	Against	Abstain
21,219,419	41,975	2,420

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as Exhibit 3.2 to the Registrant’s registration statement on Form S-1 (No.333-110923), filed with the SEC on December 4, 2003, as amended, and incorporated herein by reference.
(2)	Filed as the like-numbered exhibit of our Quarterly Report on Form 10-Q (File No. 000-50573) for the period ended June 30, 2006, as filed with the SEC on August 10, 2006.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2007

Anesiva, Inc.

/s/ John P. McLaughlin
John P. McLaughlin
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard Powers
Richard P. Powers
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as Exhibit 3.2 to the Registrant’s registration statement on Form S-1 (No.333-110923), filed with the SEC on December 4, 2003, as amended, and incorporated herein by reference.
(2)	Filed as the like-numbered exhibit of our Quarterly Report on From 10-Q (File No. 000-50573) for the period ended June 30, 2006, as filed with the SEC on August 10, 2006.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.