Form 10-Q
period 2007-09-30
ANESIVA, INC.
filed 2007-11-06
CIK 1131517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The total number of shares outstanding of the Registrant’s common stock as of October 31, 2007 was 28,022,734.

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006, and period from March 6, 2001 (inception) to September 30, 2007	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, and period from March 6, 2001 (inception) to September 30, 2007	5
	Notes to the Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
	Signatures	32

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Anesiva, Inc.

(a development stage company)

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$33,893	$46,454
Short-term investments	18,750	38,601
Prepaid expenses and other current assets	1,336	1,153

Total current assets	53,979	86,208
Property and equipment, net	14,222	8,446
Restricted cash	589	624
Long-term investments	1,840	—
Other assets	139	98

Total assets	$70,769	$95,376

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,471	$2,839
Current portion of debt	932	—
Accrued clinical trial liabilities	1,020	84
Accrued compensation	1,928	2,277
Other accrued liabilities	2,381	1,631

Total current liabilities	7,732	6,831
Long-term debt, less current portion	5,535	—
Other long-term liabilities	708	217
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2007 and December 31, 2006; 28,023 and 27,301 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	28	27
Additional paid-in capital	247,821	237,534
Accumulated other comprehensive loss	1	(22)
Deficit accumulated during the development stage	(191,056)	(149,211)

Total stockholders’ equity	56,794	88,328

Total liabilities and stockholders’ equity	$70,769	$95,376

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,		Period from March 6, 2001 (inception) to September 30,
	2007	2006	2007	2006	2007
Contract revenues	$50	$—	$50	$—	$388
Operating expenses:
Research and development	9,541	7,465	24,915	25,449	120,938
General and administrative	6,426	5,237	18,426	17,216	73,359
Acquired in-process research and development	—	—	—	—	5,716

Total operating expenses	15,967	12,702	43,341	42,665	200,013

Loss from operations	(15,917)	(12,702)	(43,291)	(42,665)	(199,625)
Gain (loss) on sale of assets	105	2	151	(176)	(27)
Interest and other income	782	815	2,684	2,595	8,403
Interest and other expense	(1,027)	(2)	(1,117)	(6)	(1,260)

Loss before extraordinary gain	(16,057)	(11,887)	(41,573)	(40,252)	(192,509)
Extraordinary gain	—	—	—	—	1,725

Net loss	$(16,057)	$(11,887)	$(41,573)	$(40,252)	$(190,784)

Basic and diluted net loss per common share	$(0.58)	$(0.59)	$(1.51)	$(2.04)

Weighted average shares used to compute basic and diluted net loss per common share	27,659	20,107	27,456	19,717

See accompanying notes to condensed consolidated financials statements.

Anesiva, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the nine months ended September 30,		Period from March 6, 2001 (inception) to September 30,
	2007	2006	2007
Net loss	$(41,573)	$(40,252)	$(190,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201	261	4,235
Extraordinary gain	—	—	(1,725)
Stock-based compensation	6,590	9,010	23,058
Retention plan	—	—	4,828
Write-down of marketable securities	1,060	—	1,060
Interest expense	3	—	134
Issuance of common stock for licensing fee	—	—	1,536
Acquired in-process research and development	—	—	5,716
Amortization of intangible assets	—	—	448
Loss (gain) on disposal of equipment	(151)	176	27
Changes in assets and liabilities:
Prepaid expenses and other current assets	(148)	299	(94)
Other assets	(41)	35	(113)
Accounts payable	(1,368)	335	1,452
Accrued clinical trial liabilities	936	(2,729)	(419)
Accrued compensation	(349)	(688)	300
Other accrued liabilities	1,007	(351)	977

Net cash used in operating activities	(33,833)	(33,904)	(149,364)

Investing activities
Purchases of property and equipment	(6,035)	(4,519)	(15,404)
Proceeds from disposal of equipment	171	—	475
Purchases of marketable securities	(30,750)	(27,680)	(140,293)
Maturities of marketable securities	47,724	50,965	176,641
Acquisition of Powderject Technologies, Inc.	—	—	(1,442)
Other acquisition related expenditures	—	—	(97)

Net cash provided by investing activities	11,110	18,766	19,880

Financing activities
Repayment of equipment loans and capital lease obligations	—	(150)	(193)
Cash acquired	—	—	22,575
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	77,887
Proceeds from issuance of common stock	3,698	1,243	46,844
Proceeds from debt, net of issuance costs	6,464	—	16,264

Net cash provided by financing activities	10,162	1,093	163,377

Net increase (decrease) in cash and cash equivalents	(12,561)	(14,045)	33,893
Cash and cash equivalents at beginning of period	46,454	39,741	—

Cash and cash equivalents at end of period	$33,893	$25,696	$33,893

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2007

1. Basis of Presentation

Anesiva, Inc. (“we” or “Anesiva”) was incorporated on January 19, 1999 in Delaware. On December 15, 2005, Anesiva completed a reverse merger with AlgoRx Pharmaceuticals, Inc., which was incorporated on March 6, 2001 in Delaware. Anesiva is a late-stage biopharmaceutical company that seeks to be the leader in the development and commercialization of novel therapeutic treatments for pain. Our two products, one approved for commercialization in the United States and one in development, have been shown in clinical trials to treat pain associated with venous access procedures in both children and adults, and with post-surgical, musculoskeletal and neuropathic pain, respectively. In August 2007, the Food and Drug Administration, FDA, approved Zingo™ (lidocaine hydrochloride monohydrate) powder intradermal injection system, to reduce pain associated with peripheral venous access procedures in children three to 18 years of age. In October 2007, we announced that our Phase 3 clinical trial in adults met its primary endpoint and that we plan to submit a supplemental New Drug Application for the use of Zingo in adults in the first quarter of 2008. Our second product in the pipeline, Adlea™, is being tested in a series of late-stage clinical trials and has been shown to reduce site-specific moderate to severe pain for weeks to months after a single administration.

We expect to continue to incur substantial losses over the next several years during our development phase. To fully execute our business plan, we will need to complete certain research and development activities and clinical trials. Further, our product candidate, Adlea, will require regulatory approval prior to commercialization. These activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact us. We plan to meet our capital requirements primarily through issuances of equity and/or debt securities, research and development contract revenue, and revenue from product sales.

The accompanying unaudited condensed consolidated financial statements of Anesiva have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management these unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Anesiva’s financial position at September 30, 2007 and Anesiva’s results of operations and cash flows for the three- and nine-month periods ended September 30, 2007 and 2006. Interim period results are not necessarily indicative of results of operations and cash flows for a full-year period.

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

Cash and Cash Equivalents and Marketable Securities

We invest our excess cash in money market funds and in highly liquid debt instruments of the U.S. government, its agencies and municipalities and corporate notes. All highly liquid investments with stated maturities of 90 days or less from date of purchase are classified as cash equivalents; highly liquid investments with stated maturities of greater than 90 days are classified as marketable securities.

We determine the appropriate classification of investments in debt securities at the time of purchase. Cash equivalents and marketable securities are classified as available-for-sale securities as we do not intend to hold securities with stated maturities greater than twelve months until maturity. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest income or expense.

A portion of our investment portfolio is invested in two AAA rated corporate debt obligation auction rate securities. In August 2007, $2.9 million invested in two auction rate securities failed to settle in auctions. The failures resulted in the interest rate on these investments resetting at higher rates, one-month Libor plus 50 or 125 basis points. While we now earn a premium interest rate on the investments, the investments are not liquid and their carrying amounts are impaired due to significant adverse change in the corporate debt market. At September 30, 2007, we received an offer from the issuer of one security at 92% of its $2,000,000 par value of the investment and we do not foresee that we will be able to receive a greater bid in less than six months from the date that instrument auction failed and anticipate that we will sell this investment to the issuer near that stated bid in the fourth quarter of 2007. We conclude that the impairment is other-than-temporary and have written-down the carrying amount for that investment to $1,840,000 and recognized a loss of $160,000 in the three months ended September 30, 2007. At September 30, 2007, we did not receive an offer from the issuer of another security that was carried at $900,000 prior to its failed auction in August 2007 and we do not foresee that we will be able to receive any bid in less than six months from the date that instrument auction failed. We conclude that the impairment is other-than-temporary and we have written-down the carrying amount for that investment to $0 and recognized a loss of $900,000 in the three months ended September 30, 2007. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual. At September 30, 2007, these illiquid investments continue being rated AAA and paying interest at September 30, 2007 and have been classified as long-term investments on our condensed consolidated balance sheet. Should the two auction rate securities reset or trade again due to improvements in the corporate debt market, we would then be able to sell them. We have reviewed all other investments we owned at September 30, 2007 for impairment and concluded that their carrying value approximated their fair value.

Fair Value of Financial Instruments

The carrying values of our financial instruments, which include cash and cash equivalents, marketable securities, accounts payable and accrued expenses, approximate their fair value.

Other Assets

Other assets consist of nonmarketable equity investments in Lumen Therapeutics, LLC and Particle Therapeutics Ltd. carried at the cost of approximately $89,000 and $50,000, respectively, which approximates to their fair value.

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

Stock compensation

We estimate the fair value of each option grant to employees on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended September 30,				For the nine months ended September 30,
	Stock option plans		ESPP		Stock option plans		ESPP
	2007	2006	2007	2006	2007	2006	2007	2006
Dividend yield	—	—	—	—	—	—	—	—
Risk-free interest rate	4.9%	4.7%	4.7%	5.1%	4.8%	5.0%	4.7%	4.9%
Volatility	75%	85%	77%	85%	78%	89%	77%	89%
Expected life (in years)	5.3	4.7	0.5	0.5	5.4	4.8	0.5	0.5

In the nine months ended September 30, 2007 and 2006, the fair value of the options granted was $4.39 and $5.25, respectively.

Employee stock-based compensation expense recognized for the nine months ended September 30, 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee stock-based compensation expense recognized under SFAS 123(R) for the three months and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	For the three months ended September 30,						For the nine months ended September 30,
	Stock options		ESPP		Restricted stock		Stock options		ESPP		Restricted stock
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
Research and development	$444	$901	$20	$27	$18	$8	$1,357	$3,024	$67	$53	$61	$58
General and administration	1,526	1,587	16	23	38	10	4,680	5,636	62	50	132	74

	$1,970	$2,488	$36	$50	$56	$18	$6,037	$8,660	$129	$103	$193	$132

At September 30, 2007, the unrecognized compensation expense related to unvested outstanding stock options is approximately $10.9 million which will be recognized through 2011, and the weighted-average remaining recognition period is 2.5 years.

We have also granted restricted stock awards and stock options to consultants. We account for stock awards issued to such non-employees in accordance with the provisions of Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or Issue No. 96-18. Under Issue No. 96-18, stock awards to non-employees are accounted for at their respective fair values using the Black-Scholes option-pricing model unless a more readily determinable fair value is available. The fair value of options granted to non-employees is remeasured during the performance period as the underlying options vest or as milestones are reached. During the nine months ended September 30, 2007, we granted 7,000 shares of restricted stock to two non-employees and 17,000 shares of stock options to two non-employees. During three months and the nine months ended September 30, 2007, we recorded $38,000 and $231,000, respectively, in stock-based compensation expense for the restricted stock and stock options granted to non-employees. During the nine months ended September 30, 2006, we granted 24,500 shares of restricted stock and 20,000 shares of stock options two consultants and recorded $80,000 and $35,000 in stock-based compensation.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value, or the fair value option. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the effect that SFAS No. 159 will have on our consolidated financial statements, should we decide to adopt its provisions.

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of the pending adoption of EITF 07-3 on our consolidated financial statements.

2. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of additional potential common shares.

The following table sets forth the computation of Anesiva’s basic and diluted net loss per share (in thousands, except share and per share amounts).

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Numerator for basic and diluted net loss per share:
Net loss	$(16,057)	$(11,887)	$(41,573)	$(40,252)

Denominator for basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	27,658,847	20,109,931	27,456,277	19,723,845
Less: weighted-average shares subject to repurchase	(148)	(2,913)	(271)	(7,102)

Weighted-average shares used in computing basic and diluted net loss per share	27,658,699	20,107,018	27,456,006	19,716,743

Basic and diluted net loss per share	$(0.58)	$(0.59)	$(1.51)	$(2.04)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive due to our net loss during each period. Restricted stock that is not yet vested is included as dilutive common share equivalents because we consider such securities equivalent to stock options.

	Nine months ended September 30,
	2007	2006
Restricted stock	152,320	28,936
Warrants	65,212	65,212
Options	3,427,010	2,889,178

Total	3,644,542	2,983,326

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities, in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive loss and its components for the three months and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(16,057)	$(11,887)	$(41,573)	$(40,252)
Change in unrealized gain on investments	10	36	23	86

Comprehensive loss	$(16,047)	$(11,851)	$(41,550)	$(40,166)

4. Stockholders’ Equity

In February 2005, we issued 19,684 shares of restricted common stock to employees and two directors, half of which will cliff vest on the anniversary dates of the grant date over a two-year period. The weighted-average fair value of this stock at the time of issuance was $24.72 per share. In February 2007, we issued 157,150 shares of restricted common stock to employees, one-third of which will cliff vest on the anniversary dates of the grant date over a three-year period. The weighted-average fair value of this stock at the time of issuance was $7.67 per share. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. As a result of these awards, during the nine months ended September 30, 2007, we recognized approximately $193,000 in compensation expense. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all the remaining restricted stock awards that were granted in 2005 and 2007 continue to vest, we expect to recognize approximately $93,000, $350,000, $346,000, and $53,000 in compensation expense during the remainder of 2007 and the years ended December 31, 2008, 2009, and 2010 respectively. However, no compensation expense will be recognized for stock awards that do not vest.

In June 2006, we received a two-year commitment for up to $30.0 million in common stock equity financing from Azimuth Opportunity, Ltd. to support our corporate and clinical development activities. Over the next nine months, we may from time to time, at our discretion, sell registered shares of our common stock to Azimuth Opportunity at a small discount to the market price. This flexible financing agreement provides access to additional resources to advance our product pipeline of pain therapeutics. Net proceeds will be used to provide working capital and for general corporate purposes. This commitment was entered into pursuant to an effective shelf registration statement filed by us with the Securities and Exchange Commission to issue various securities for proceeds in the aggregate amount of up to $100.0 million. As of September 30, 2007, we have received a total of $4.0 million of net cash proceeds from the sale of 617,898 shares of our common stock to Azimuth Opportunity and we have approximately $25.9 million available for future draws under the Azimuth Opportunity equity financing line, which is included in the $51.1 million available for future capital draws under this shelf registration.

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

During the nine months ended September 30, 2007, we paid severance and other benefits related to the restructuring plan. The following table sets forth the activity in the restructuring reserve related to employee severance (in thousands):

Employee Severance Costs
Restructuring reserve at December 31, 2006	$167
Payment against reserve	(167)

Restructuring reserve at September 30, 2007	$—

In addition to employee severance costs, we incurred a $24,000 charge in the year ended December 31, 2006 related to exiting the lease of our laboratory and office space in Sunnyvale, California in March 2006. The lease related to this space expires on March 31, 2008. At September 30, 2007, the remaining accrued liability related to this sublease of the Sunnyvale office was $6,000.

Due to the closure of an office space in Secaucus, New Jersey, we also incurred approximately a $487,000 charge, net of $817,000 in estimated future sublease income, in the year ended December 31, 2006, related to exiting the lease of our office space in Secaucus, New Jersey and other office equipment operating leases. The lease related to this office space expires on July 31, 2009 and the leases related to office equipment expire on June 2007, March 2008, and January 2009. During the nine months ended September 30, 2007, we paid $258,000 related to accrued liability for exiting the lease of our office space in Secaucus, New Jersey and other related equipment operating leases. During the nine months ended September 30, 2007, we have increased the total estimated liability for exiting our office space in Secaucus, New Jersey by $579,000, or $0.02 per weighted average shares of common stock for the three and nine months ended September 30, 2007, due to the change in estimated future sublease income to $0, which is the result of a worsening of office rental market in Secaucus, New Jersey as observed in the third quarter of 2007. This change in estimate was based on the lack of prospective sublessors and a marked increase of vacancy rate of space in the building we occupy and the immediate vicinity during the three months and nine months ended September 30, 2007. At September 30, 2007, the remaining accrued liability related to this sublease of the Secaucus office was approximately $764,000. The following table sets forth the activity in the accrued liability related to exiting the lease of our office space in Secaucus, New Jersey, which is included in other accrued liabilities and other long term liabilities at September 30, 2007 (in thousands):

Exit Costs of Secaucus Office
Accrued liabilities at December 31, 2006	$443
Additional accrual for exit costs of Secaucus office	579
Payment against accrued liability	(258)

Accrued liabilities at September 30, 2007	$764

6. Equipment Loan

In August 2007, we entered into an equipment loan and security agreement with General Electric Capital Corporation, GECC, with respect to the financing of laboratory and manufacturing equipment in an amount up to $15.0 million. We borrowed approximately $6.6 million under the agreement on August 30, 2007. We may borrow against qualified purchases of eligible equipment expected through May 31, 2008. Each borrowing will be evidenced by a promissory note and will be solely secured by the financed equipment. The promissory note for the first borrowing is repayable over 42 months and bears a fixed interest rate of 9.91% per annum. The first six payments under the promissory notes are interest payments and the next 36 payments are both interest and principal payments. The loan and security agreement contains certain restrictive covenants relating primarily to the financed equipment and additional indebtedness. The loan and security agreement also contains typical provisions permitting the lender to accelerate the loan if Anesiva is in default. A default includes a failure to pay any amount due under the debt documents which is not cured, a breach of any other obligations under the debt documents which is not cured, and an event or development which could reasonably be expected to have a material adverse effect on us.

7. Subsequent Events

Co-Promotion and Distribution Agreement with Sagent

In October 2007, we entered into a co-promotion and distribution agreement with Sagent Pharmaceuticals, Inc. related to Zingo. Under the agreement, Sagent will undertake certain promotional activities with respect to Zingo in the United States for a period of three years. These activities will include serving as the key selling contact for hospital pharmacists, the facilitation of Zingo-related contract negotiations with hospitals and group purchasing organizations, and the management of the warehousing and distribution of Zingo. We paid Sagent $500,000 due at signing that is creditable against future royalties and will pay royalties on net sales of Zingo to hospitals and related markets during an agreed-upon time period, which may extend beyond the three year term of the agreement. In addition, we will reimburse Sagent for certain direct expenses. Under the agreement, Anesiva may designate additional marketing partners to address non-hospital markets.

Cooperative Joint Venture Contract with Jiangsu Wanbang Biological Pharmaceutical Corporation Limited

In October 2007, we entered into a Cooperative Joint Venture Contract with Jiangsu Wanbang Biological Pharmaceutical Corporation Limited, a subsidiary of Fosun Pharmaceuticals (Group) Corporation, and Yat Ming Lau, a citizen of Hong Kong, for the establishment of Wanbang/Anesiva (Jiangsu) Pharmaceuticals Ltd, the Joint Venture. We will own 49% of the Joint Venture. We will provide to the Joint Venture components for Zingo. The Joint Venture will assemble the components in China and provide Zingo to us for sale in the United States. We will make a capital contribution to the Joint Venture and will pay the Joint Venture for assembling Zingo units. The agreement will become effective when it is approved by competent Chinese commerce government authorities.

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

Overview

Anesiva, Inc. is a biopharmaceutical company focused on the development and commercialization of novel therapeutic treatments for pain management with two products in our pipeline:

•

Zingo™ (lidocaine hydrochloride monohydrate) powder intradermal injection system is a local anesthetic indicated for use on intact skin to provide local analgesia prior to venipuncture or peripheral intravenous cannulation in children three to 18 years of age. Zingo was approved for use in this population by the FDA on August 16, 2007. In October 2007, we announced that our Phase 3 clinical trial in adults met its primary endpoint and that we plan to submit a supplemental New Drug Application for the use of Zingo in adults in the first quarter of 2008.

•

Adlea™, a long-acting anesthetic, is being developed for site-specific, moderate to severe pain. We have completed multiple Phase 2 trials in post-surgical, musculoskeletal and neuropathic pain indications, and we initiated two Phase 2 trials in post-surgical pain indications during the third quarter of 2007.

Each of our product candidates employs a different mechanism of action. Zingo is comprised of microcrystals of lidocaine delivered into the skin by compressed gas. Zingo employs a proprietary needle-free dispenser. Adlea is a novel non-opioid drug candidate that is a TRPV1 agonist based on the compound capsaicin which provides analgesia for weeks to months.

Financial Operations Overview

Research and Development Expenses

The following table sets forth the allocation of research and development expenses among projects for the three and nine months ended September 30, 2007 (in thousands):

	For the three months ended September 30, 2007	For the nine months ended September 30, 2007
Zingo	$2,370	$8,257
Adlea	3,315	6,616
Avrina	231	516
1207	48	303
Non-project	3,577	9,223

Total	$9,541	$24,915

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

Stock Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We value share-based awards using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statement of operations. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2007 and 2006 are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Marketable Securities Accounting

We invest our excess cash in money market funds and in highly liquid debt instruments of the U.S. government, its agencies and municipalities and corporate notes. All highly liquid investments with stated maturities of 90 days or less from date of purchase are classified as cash equivalents; highly liquid investments with stated maturities of greater than 90 days are classified as marketable securities.

We determine the appropriate classification of investments in debt securities at the time of purchase. Cash equivalents and marketable securities are classified as available-for-sale securities as we do not intend to hold securities with stated maturities greater than twelve months until maturity. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest income or expense.

We periodically evaluate investments for impairment and write-down if we estimate that the impairment is other than temporary. We take into account general market conditions, changes in economic environment as well as specific investment attributes, such as credit downgrade or illiquidity for each investment, to estimate either the fair value of our investments and to determine whether impairment is other than temporary.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue

	Three Months Ended September 30,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Contract revenue	$50	$—	$50	n/m

n/m: not meaningful

Revenue increased to $50,000 for the three months ended September 30, 2007 from $0 for the three months ended September 30, 2006, resulted from recording of drug delivery technology license revenue from Particle Therapeutics, LLC.

Research and Development Expenses

The following table summarizes the period over period changes in research and development expenses:

	Three Months Ended September 30,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Research and development	$9,541	$7,465	$2,076	28%

The increase of $2.1 million in research and development expenses for the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to the following:

•	Increase in clinical trial costs of $1.3 million was due to expenses to complete the Phase 3 Zingo trial in adults and increased trial activities costs for Adlea in post-surgical pain.

•

Decrease in stock based compensation expenses of $496,000 related to the acceleration of stock option vesting for terminated employees during the third quarter of 2006, offset by an increase of $982,000 in salaries and benefits due to an increased number of employees in the third quarter of 2007 as compared to the third quarter of 2006.

•	Increase in facilities and related expenses of $509,000 primarily due to the adjustment of exit cost of our New Jersey office.

•	Decrease in professional services of $233,000 primarily due to the lower reliance on clinical consultants resulting from the increased employees in 2007.

We anticipate that research and development expenses will increase through the end of 2007 due to the increased clinical activities of several Adlea trials and the addition of employees in research and development.

General and Administrative Expenses

The following table summarizes the period over period changes in general and administrative expenses:

	Three Months Ended September 30,		Change
	2007	2006	$	%
	(in thousands, except percentages)
General and administrative	$6,426	$5,237	$1,189	23%

The increase of $1.2 million in general and administrative expenses for the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to the following:

•	Increase of $907,000 in professional services primarily due to pre-launch marketing costs related to Zingo.

•

Increase in compensation expense and employee related expenses of $213,000 of which approximately $38,000 was related to stock based compensation due to increased employees in the third quarter of 2007 compared to the third quarter of 2006.

We anticipate that general and administrative expenses will increase through the end of 2007 due to costs in support of launch efforts for Zingo and will augment in 2008 due to sales and marketing activities.

Interest and Other Income. Interest and other income decreased to $782,000 for the three months ended September 30, 2007 from $815,000 for the three months ended September 30, 2006 due to slightly lower average cash balances and interest rates in the 2007 period.

Interest and Other Expense. Interest and other expense increased to $1.0 million for the three months ended September 30, 2007 from $2,000 for the three months ended September 30, 2006. Interest expense in the three months ended September 30, 2007 included the write-down expense of approximately $1.1 million of two investments and reflects the adjustment of $90,000 debt origination fees expensed in the second quarter of 2007 to debt discount in the third quarter of 2007 which will be amortized over the debt term.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue

	Nine Months Ended September 30,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Contract revenue	$50	$—	$50	n/m

n/m: not meaningful

Revenue increased to $50,000 for the nine months ended September 30, 2007 from $0 for the nine months ended September 30, 2006, resulted from recording of drug delivery technology license revenue from Particle Therapeutics, LLC.

Research and Development Expenses

The following table summarizes the period over period changes in research and development expenses:

	Nine Months Ended September 30,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Research and development	$24,915	$25,449	$(534)	(2%)

The decrease of $534,000 in research and development expenses for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to the following:

•	Increase in clinical trial costs of $1.3 million was due to expenses to complete the Phase 3 Zingo trial in adults and increased trial activities costs for Adlea in post-surgical pain.

•

Decrease in stock based compensation expenses of $1.5 million related to the acceleration of stock option vesting for terminated employees during the first three quarters of 2006, offset by an increase of $176,000 in salaries and benefits due to an increased number of employees in the first three quarters of 2007 as compared to 2006.

•	Decrease in professional services of $435,000 primarily due to lower reliance on clinical consultants resulting from the increased employees.

General and Administrative Expenses

The following table summarizes the period over period changes in general and administrative expenses:

	Nine Months Ended September 30,		Change
	2007	2006	$	%
	(in thousands, except percentages)
General and administrative	$18,426	$17,216	$1,210	7%

The increase of $1.2 million in general and administrative expenses for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to the following:

•	Increase of $2.2 million in professional services primarily due to pre-launch marketing costs related to Zingo.

•

Decrease in compensation expense and employee related expenses of $1.1 million of which approximately $937,000 was related to stock based compensation due acceleration of option vesting for terminated employees during the first three quarters of 2006.

Interest and Other Income. Interest and other income increased to $2.7 million for the nine months ended September 30, 2007 from $2.6 million for the nine months ended September 30, 2006 due to slightly higher average interest rates for the 2007 period.

Interest and Other Expense. Interest and other expense increased to $1.1 million for the nine months ended September 30, 2007 from $6,000 for the nine months ended September 30, 2006. Interest expense in the nine months ended September 30, 2007 included the write-down expense of approximately $1.1 million of two investments.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily through the sale of equity securities. As of September 30, 2007, we had raised $141.0 million of cash proceeds from debt and the sale of equity securities, including promissory notes that were converted into preferred stock, net of offering expenses.

As of September 30, 2007, we had $54.5 million in cash, cash equivalents and marketable securities as compared to $85.1 million as of December 31, 2006, a decrease of $30.6 million. This decrease was primarily the result of cash used in operations and in the purchase and building of equipment for the manufacturing of Zingo, offset by proceeds from a promissory note and issuance of common stock in the first nine months of 2007.

A portion of our investment portfolio is invested in two AAA rated corporate debt obligation auction rate securities. In August 2007, $2.9 million invested in two auction rate securities failed to settle in auctions. The failures resulted in the interest rate on these investments resetting at higher rates, one-month Libor plus 50 or 125 basis points. While we now earn a premium interest rate on the investments, the investments are not liquid and their carrying amounts are impaired due to significant adverse change in the corporate debt market. At September 30, 2007, we received an offer from the issuer of one security at 92% of its $2,000,000 par value of the investment and we do not foresee that we will be able to receive a greater bid in less than six months from the date that instrument auction failed and anticipate that we will sell this investment to the issuer near that stated bid in the fourth quarter of 2007. We conclude that the impairment is other-than-temporary and have written-down the carrying amount for that investment to $1,840,000 and recognized a loss of $160,000 in the three months ended September 30, 2007. At September 30, 2007, we did not receive an offer from the issuer of another security that was carried at $900,000 prior to its failed auction in August 2007 and we do not foresee that we will be able to receive any bid in less than six months from the date that instrument auction failed. We conclude that the impairment is other-than-temporary and we have written-down the carrying amount for that investment to $0 and recognized a loss of $900,000 in the three months ended September 30, 2007. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual. At September 30, 2007, these illiquid investments continue being rated AAA and paying interest at September 30, 2007 and have been classified as long-term investments on our condensed consolidated balance sheet. Should the two auction rate securities reset or trade again due to improvements in the corporate debt market, we would then be able to sell them. We have reviewed all other investments we owned at September 30, 2007 for impairment and concluded that their carrying value approximated their fair value.

In June 2006, we received a two-year commitment for up to $30.0 million in common stock equity financing from Azimuth Opportunity, Ltd. to support our corporate and clinical development activities. Over the next nine months, we may from time to time, at our discretion, sell registered shares of our common stock to Azimuth Opportunity at a small discount to the market price. This flexible financing agreement provides access to additional resources to advance our product pipeline of pain therapeutics. Net proceeds will be used to provide working capital and for general corporate purposes. This commitment was entered into pursuant to an effective shelf registration statement filed by us with the Securities and Exchange Commission to issue various securities for proceeds in the aggregate amount of up to $100.0 million. As of September 30, 2007, we have received a total of $4.0 million of net cash proceeds from the sale of 617,898 shares of our common stock to Azimuth Opportunity and we have approximately $25.9 million available for future draws under the Azimuth Opportunity equity financing line, which is included in the $51.1 million available for future capital draws under this shelf registration.

In August 2007, we entered into an equipment loan and security agreement with General Electric Capital Corporation, GECC, with respect to the financing of laboratory and manufacturing equipment in an amount up to $15.0 million. We borrowed approximately $6.6 million under the agreement on August 30, 2007. We may borrow against qualified purchases of eligible equipment expected through May 31, 2008. Each borrowing will be evidenced by a promissory note and will be solely secured by the financed equipment. The promissory note for the first borrowing is repayable over 42 months and bears a fixed interest rate of 9.91% per annum. The loan and security agreement contains certain restrictive covenants relating primarily to the financed equipment and additional indebtedness. The loan and security agreement also contains typical provisions permitting the lender to accelerate the loan if we are in default. A default includes a failure to pay any amount due under the debt documents which is not cured, a breach of any other obligations under the debt documents which is not cured, and an event or development which could reasonably be expected to have a material adverse effect on us.

As part of an agreement to expand our rental of office space in Conshohocken, Pennsylvania, we issued a letter of credit to our landlord for approximately $68,000. In September 2007, we reduced a letter of credit to our landlord of our office space in Secaucus, New Jersey from approximately $174,000 to $139,000.

Cash Flows

The following table summarizes our statement of cash flows (in millions):

	Nine months ended September 30,
	2007	2006
Cash flows provided by (used in):
Operating activities	$(33.8)	$(33.9)
Investing activities	11.1	18.8
Financing activities	10.2	1.1

Net increase (decrease) in cash and cash equivalents	$(12.5)	$(14.0)

Net cash used in operating activities was $33.8 million for the nine months ended September 30, 2007 compared to $33.9 million for the nine months ended September 30, 2006. The decrease of cash used in operations of $0.1 million was primarily due to the decrease in compensation and employee related expenses of approximately $2.7 million, offset by the increase in professional fee of $2.6 million due to costs in support of pre-launch efforts for Zingo.

Net cash provided by investing activities was $11.1 million for the nine months ended September 30, 2007 compared to $18.8 million for the nine months ended September 30, 2006. The decrease in net cash from investing activities of $7.7 million was due to a net decrease in sales of marketable securities of $6.3 million and the increase in purchase of equipment of $1.5 million for the future production for Zingo.

Net cash provided by financing activities was $10.2 million for the nine months ended September 30, 2007 compared to $1.1 million for the nine months ended September 30, 2006. The increase in net cash provided by financing activities of $9.1 million was primarily due to increased sales of common stock of $2.5 million and proceeds of $6.6 million under an equipment loan and security agreement with General Electric Capital Corporation.

Credit Facility

In August 2007, we entered into an equipment loan and security agreement with General Electric Capital Corporation with, respect to the financing of laboratory and manufacturing equipment in an amount up to $15.0 million. At September 30, 2007, we had borrowed approximately $6.6 million under the loan and security agreement.

Stock Purchase Agreement

In June 2006, we entered into a stock purchase agreement with Azimuth Opportunity, Ltd for a two year commitment of $30.0 million. Through September 30, 2007, we had raised approximately $4.1 million from the sales of common stock under this arrangement, net of transaction costs.

Operating Capital and Capital Expenditure Requirements

We expect to devote substantial resources to continue our research, development and commercialization efforts for our future products and do not currently generate any revenue. We believe that the key factors that will affect our internal and external sources of cash are:

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

Contractual Obligations

Our outstanding contractual obligations relate to facilities leases and obligations under our agreement with our third-party contract manufacturer. Our contractual obligations as of September 30, 2007 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Equipment financing	$8.0	$1.8	$6.2	$—	$—
Operating leases	6.6	2.3	4.1	0.2	$—
Manufacturing equipment contract	0.2	0.2	—	—	—

Total contractual cash obligations	$14.8	$4.3	$10.3	$0.2	$—

Under all of our license agreements, we could be required to pay up to a total of approximately $1.0 million in payments for milestones such as the initiation of clinical trials and the granting of patents. As of September 30, 2007, we incurred approximately $2.9 million of milestone charges, including approximately $1.4 million of cash payments and approximately $1.5 million of stock compensation, for the execution of agreements, patent approvals and the initiation of U.S. clinical trials. Milestone payments will also be due upon the first administration to a subject using licensed technology in a Phase 1 clinical trial, the first administration to a subject using licensed technology in a Phase 3 clinical trial and FDA approval of Adlea in addition to sales milestones and royalties payable on commercial sales if any occur. Dr. James N. Campbell, who has been a member of the Board of Anesiva since June 29, 2007, is one of the three licensors of Adlea.

We have also entered into letters of credit totaling $658,000 securing our operating lease obligations. We are required to set aside cash as collateral. At September 30, 2007, we had $658,000 in certificates of deposit designated as restricted cash, which is not available for use in current operations, of which $68,000 was included as prepaid expenses and other current assets.

In May 2006, we entered an agreement with Mikron Corporation to purchase an automated system for assembling the powder intradermal injection delivery device for Zingo. Pursuant to the agreement, we will pay Mikron Corporation up to an aggregate of $3.4 million upon the achievement of certain milestones. The agreement will continue until the completion of the assembly system. As of September 30, 2007, we paid $3.2 million to Mikron Corporation. We will make an additional $0.2 million milestone payment upon Mikron’s delivery of certain equipment. As of September 30, 2007, we plan to spend an aggregate of approximately $4.1 million on equipment and leasehold improvements for the manufacture of Zingo. This $4.1 million capital spending includes the remaining $0.2 million commitment under our agreement with Mikron.

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

Off-Balance Sheet Arrangements

At September 30, 2007 and 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships. Such entities often referred to as structured finance or special purposes entities, are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1 percent, from September 30, 2007 levels, the fair value of our portfolio would decline by approximately $20,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

A portion of our investment portfolio is invested in two AAA rated corporate debt obligation auction rate securities. In August 2007, $2.9 million invested in two auction rate securities failed to settle in auctions. The failures resulted in the interest rate on these investments resetting at higher rates, one-month Libor plus 50 or 125 basis points. While we now earn a premium interest rate on the investments, the investments are not liquid and their carrying amounts are impaired due to significant adverse change in the corporate debt market. At September 30, 2007, we received an offer from the issuer of one security at 92% of its $2,000,000 par value of the investment and we do not foresee that we will be able to receive a greater bid in less than six months from the date that instrument auction failed and anticipate that we will sell this investment to the issuer near that stated bid in the fourth quarter of 2007. We conclude that the impairment is other-than-temporary and have written-down the carrying amount for that investment to $1,840,000 and recognized a loss of $160,000 in the three months ended September 30, 2007. At September 30, 2007, we did not receive an offer from the issuer of another security that was carried at $900,000 prior to its failed auction in August 2007 and we do not foresee that we will be able to receive any bid in less than six months from the date that instrument auction failed. We conclude that the impairment is other-than-temporary and we have written-down the carrying amount for that investment to $0 and recognized a loss of $900,000 in the three months ended September 30, 2007. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual. At September 30, 2007, these illiquid investments continue being rated AAA and paying interest at September 30, 2007 and have been classified as long-term investments on our condensed consolidated balance sheet. Should the two auction rate securities reset or trade again due to improvements in the corporate debt market, we would then be able to sell them. We have reviewed all other investments we owned at September 30, 2007 for impairment and concluded that their carrying value approximated their fair value.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of September 30, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We must receive FDA approval for each of our product candidates including Adlea before we can commercialize or sell these product candidates in the United States. Even if one of our product candidates is approved by the FDA, the approval may be significantly limited to specific disease indications, patient populations and dosages. The FDA can limit or deny its approval for many reasons, including:

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

The time frame of our clinical studies for a product candidate for a chronic condition may also be affected by the International Conference on Harmonisation guidelines that dictate that at least 1,500 patients must be exposed to the drug prior to submission of a registration application and at least 500 patients be exposed to a new drug for one year. If development of Adlea for pain resulting from musculoskeletal diseases is subject to these guidelines, development for these indications may be longer than a development program for an acute condition such as postsurgical pain. In addition to the time required to conduct these studies, the results of such studies may demonstrate harmful side effects of a product candidate which would impair or prevent our ability to develop such product candidate.

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

The contract manufacturers for Zingo need to purchase the materials required for Zingo. Suppliers may not sell these materials to us at the time we need them or on commercially reasonable terms. If our manufacturers or we are unable to purchase these materials or manufacture Zingo on commercially reasonable terms the commercial launch of Zingo would be delayed or there would be a shortage in supply of Zingo, which would harm our ability to generate revenues from the sale of Zingo. If suppliers increase the price of these materials or we cannot otherwise produce Zingo with an acceptable cost of goods, the price for Zingo may increase which may make Zingo a less competitive product for the relief of venipuncture pain. If we change suppliers for any of these materials or any of our current suppliers experience a shutdown or disruption in the facilities used to produce these materials, due to technical, regulatory or other problems, it could harm our ability to manufacture products.

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

In order to commence commercial sales of Zingo, or any other product for which we receive regulatory approval, we will have to establish a sales and marketing organization with appropriate technical expertise and distribution capability. At present, we have no sales and only a limited number of marketing employees. Factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

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

If our third-party promotional partner for Zingo does not perform in an acceptable and timely manner, our commercialization of Zingo could be delayed, less successful or unsuccessful.

We have entered into a Promotional Agreement with Sagent Pharmaceuticals, Inc. (“Sagent”) relating to Zingo. Under the Promotional Agreement, Sagent will undertake certain promotional activities with respect to Zingo in the United States for a period of time. These activities include facilitation of Zingo-related contract negotiations with hospitals and group purchasing organizations, and the management of the warehousing and distribution of Zingo. If Sagent fails to perform these services in an acceptable and timely manner, it could affect our ability to sell Zingo and our revenues may be reduced.

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

Zingo, if commercialized, will face significant competition. Two leading products for local anesthesia prior to venipuncture procedures were L.M.X.4®, a cream-based product (formerly ELA-MAX, Ferndale Labs), and EMLA®, a cream-based product sold by AstraZeneca. EMLA® has historically been the market leader, and several generic versions of EMLA® that are manufactured by Fougera, Atrix, Geneva, and Hi-Tech Pharmaceuticals were approved by the FDA. These products already have established distribution channels and are well known to physicians and hospitals. A third product, Synera™, a topical anesthetic patch, was launched by ZARS/Endo Pharmaceuticals Inc. during 2006. There are additional products including Numby Stuff® (Iomed) and LidoSite® (Braun-Vyteris) with more rapid onset than the cream-based products above.

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

The availability and levels of reimbursement by governmental and other third party payors affect the market for our products. The efficacy, safety and cost-effectiveness of our products as well as the efficacy, safety and cost-effectiveness of any competing products will determine the availability and level of reimbursement. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take nine to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products to other available therapies. If reimbursement for our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our revenues would be reduced.

We have a limited operating history and if we do not generate significant revenues, we will not be able to achieve profitability.

We do not have any products approved for marketing. We have a limited history of operations and we have incurred net losses since our inception. As of September 30, 2007, we had deficit accumulated during the development stage of approximately $191.1 million. We expect to incur substantial net losses to further develop and commercialize our products and do not know whether or when we will become profitable and may not be able to sustain our operations.

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

We will require substantial funds to further develop and commercialize our products. We expect to incur significant spending as we expand our development programs and commercialization activities and our future capital requirements will depend on many factors, including:

•	the scope and results of our clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for Adlea, and other future product candidates;

•	the cost of manufacturing activities;

•	the cost of Zingo commercialization activities; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including any litigation costs and the results of such litigation.

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

We are highly dependent on our chief executive officer, John P. McLaughlin and other officers and key employees. Due to the specialized knowledge each of our officers and key employees possesses with respect to our product candidates and our operations, the loss of service of any of our officers or key employees could delay or prevent the successful enrollment and completion of our clinical trials or the commercialization of Zingo. We do not carry key man life insurance on our officers or key employees.

We have employment agreements with Messrs. McLaughlin, Richard P. Powers, our vice president and chief financial officer and Patrick A. Broderick, our vice president and general counsel. Each of our officers and key employees may terminate their employment without notice and without cause or good reason.

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

Our executive officers, directors and principal stockholders, together with their affiliates, own approximately 46% of our voting stock, including shares subject to outstanding options based upon shares outstanding as of September 30, 2007. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. These stockholders will likely be able to determine the composition of our board of directors, possess the voting power to approve all matters requiring stockholder approval, including the approval of mergers and acquisitions or other changes in corporate control, and will continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

In October 2007, we announced positive top-line results from our pivotal Phase 3 trial. The multi-center, randomized, double-blind study with 699 adult patients met its primary endpoint, demonstrating less venous procedural pain in those treated with Zingo (lidocaine hydrochloride monohydrate) powder intradermal injection system compared to placebo (p= 0.003). Patients received Zingo or placebo one to three minutes prior to undergoing venous access procedures (IV insertions or blood draws). Zingo was found to be well tolerated in this patient population. We plan to file a supplemental new drug application, sNDA, with the U.S. Food and Drug Administration, FDA, in the first quarter of 2008 for the use of Zingo in adults.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

10.54(3)	Equipment Loan and Security Agreement, dated August 30, 2007, by and among the Registrant and General Electric Capital Corporation.

10.55(3)	Promissory Note, dated August 30, 2007, issued to General Electric Capital Corporation.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as Exhibit 3.2 to the Registrant’s registration statement on Form S-1 (No.333-110923), filed with the SEC on December 4, 2003, as amended, and incorporated herein by reference.

(2)	Filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573) for the period ended June 30, 2006, as filed with the SEC on August 10, 2006, and incorporated herein by reference.

(3)	Filed as the liked-numbered exhibit to our Current Report of Form 8-K, filed with the SEC on September 6, 2007, and incorporated herein by reference.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2007

Anesiva, Inc.

/s/ John P. McLaughlin
John P. McLaughlin
Chief Executive Officer (Principal Executive Officer)

/s/ Richard Powers
Richard P. Powers
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

10.54(3)	Equipment Loan and Security Agreement, dated August 30, 2007, by and among the Registrant and General Electric Capital Corporation.

10.55(3)	Promissory Note, dated August 30, 2007, issued to General Electric Capital Corporation.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as Exhibit 3.2 to the Registrant’s registration statement on Form S-1 (No.333-110923), filed with the SEC on December 4, 2003, as amended, and incorporated herein by reference.

(2)	Filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573) for the period ended June 30, 2006, as filed with the SEC on August 10, 2006, and incorporated herein by reference.

(3)	Filed as the liked-numbered exhibit to our Current Report of Form 8-K, filed with the SEC on September 6, 2007, and incorporated herein by reference.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.