Form 10-Q
period 2008-03-31
ANESIVA, INC.
filed 2008-05-08
CIK 1131517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares outstanding of the Registrant’s common stock as of April 30, 2008 was 40,445,831.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Anesiva, Inc.

(a development stage company)

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$70,043	$90,840
Prepaid expenses and other current assets	1,609	1,666
Inventories	1,584	559

Total current assets	73,236	93,065
Property and equipment, net	15,602	15,276
Restricted cash	590	590
Other assets	791	805

Total assets	$90,219	$109,736

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,375	$3,370
Accrued clinical trial liabilities	1,538	1,219
Accrued compensation	1,791	2,301
Other accrued liabilities	3,173	2,929
Current portion of long term debt	3,053	2,356

Total current liabilities	12,930	12,175
Long-term debt, net of current portion	7,640	8,485
Other long-term liabilities	412	562
Minority interest of the CJV	537	—
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at March 31, 2008 and December 31, 2007; 40,446 and 40,378 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	40	40
Additional paid-in capital	298,999	297,239
Accumulated other comprehensive loss	9	—
Deficit accumulated during the development stage	(230,348)	(208,765)

Total stockholders’ equity	68,700	88,514

Total liabilities and stockholders’ equity	$90,219	$109,736

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	For the three months ended March 31,		Period from March 6, 2001 (inception) to March 31,
	2008	2007	2008
Contract revenues	$1	$—	$390
Operating expenses:
Research and development	13,384	6,962	145,067
General and administrative	8,457	5,754	89,112
Acquired in-process research and development	—	—	5,716

Total operating expenses	21,841	12,716	239,895

Loss from operations	(21,840)	(12,716)	(239,505)
Gain (loss) on sale of assets	—	16	(27)
Interest expense	(283)	—	(1,950)
Interest and other income	531	1,022	9,672

Loss before extraordinary gain	(21,592)	(11,678)	(231,810)
Extraordinary gain	—	—	1,725

Loss before minority interest	(21,592)	(11,678)	(230,085)
Minority interest in loss of the CJV	9	—	9

Net loss	$(21,583)	$(11,678)	$(230,076)

Basic and diluted net loss per common share	$(0.54)	$(0.43)

Weighted average shares used to compute basic and diluted net loss per common share	40,269	27,315

See accompanying notes to condensed consolidated financials statements.

Anesiva, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the three months ended March 31,		Period from March 6, 2001 (inception) to March 31,
	2008	2007	2008
Net loss	$(21,583)	$(11,678)	$(230,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in loss of the CJV	(9)	—	(9)
Depreciation and amortization	290	65	4,674
Extraordinary gain	—	—	(1,725)
Stock-based compensation	1,562	2,047	26,314
Retention plan	—	—	4,828
Write down of and realized loss on sales of marketable securities	—	—	1,255
Interest expense	10	—	24
Non-cash interest expense	—	—	131
Issuance of common stock for licensing fee	—	—	1,536
Acquired in-process research and development	—	—	5,716
Amortization of intangible assets	—	—	448
Loss (gain) on disposal of equipment	—	(16)	27
Changes in assets and liabilities:
Prepaid expenses and other current assets	57	80	(402)
Inventories	(1,025)	—	(1,584)
Other assets	14	9	(731)
Accounts payable	5	(880)	3,356
Accrued clinical trial liabilities	319	(75)	99
Accrued compensation	(510)	(1,073)	163
Other accrued liabilities	109	(9)	1,503

Net cash used in operating activities	(20,761)	(11,530)	(184,453)

Investing activities
Cash from consolidation of the CJV	546	—	546
Purchases of property and equipment	(631)	(2,369)	(17,253)
Proceeds from disposal of equipment	—	36	475
Purchases of marketable securities	—	(6,000)	(141,343)
Sales of marketable securities	—	9,462	198,085
Acquisition of Powderject Technologies, Inc.	—	—	(1,442)
Other acquisition related expenditures	—	—	(97)

Net cash provided by (used in) investing activities	(85)	1,129	38,971

Financing activities
Repayment of equipment loans and capital lease obligations	(158)	—	(351)
Cash acquired	—	—	22,575
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	77,887
Proceeds from issuance of common stock	198	464	94,778
Proceeds from debt	—	—	20,627

Net cash provided by financing activities	40	464	215,516

Net increase (decrease) in cash and cash equivalents	(20,806)	(9,937)	70,034
Foreign currency translation adjustment	9	—	9
Cash and cash equivalents at beginning of period	90,840	46,454	—

Cash and cash equivalents at end of period	$70,043	$36,517	$70,043

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2008

1. Basis of Presentation

Anesiva, Inc. (“we” or “Anesiva”) was incorporated on January 19, 1999 in Delaware. We are a biopharmaceutical company focused on the development and commercialization of novel therapeutic treatments for pain management. Our portfolio of products includes:

•

Zingo™ (lidocaine hydrochloride monohydrate) powder intradermal injection system, which was approved by the Food and Drug Administration, the FDA, in August 2007 to reduce the pain associated with peripheral IV insertions or blood draws in children three to 18 years of age. In October 2007, we announced that our Phase 3 clinical trial in adults requested by the FDA met its primary endpoint. In March 2008, we submitted to the FDA a supplemental New Drug Application for the use of Zingo in adults.

•

Adlea™, a long-acting, site-specific, non-opioid analgesic, is being developed for moderate to severe pain, and has completed multiple Phase 2 trials in post-surgical, musculoskeletal and neuropathic pain. We are initially pursuing an indication for Adlea for the management of acute pain associated with orthopedic surgeries—and are executing on a registration-directed plan which involves multiple Phase 2 and Phase 3 studies. Adlea has also demonstrated activity in early stage trials in the treatment of pain associated with osteoarthritis of the knee.

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

In October 2007, we entered into a joint venture agreement with Jiangsu Wanbang Biological Pharmaceutical Corporation Limited, or Wanbang, a Fosun company, of XuZhou, China to establish a collaborative venture (the “CJV”) which will provide additional manufacturing capacity for worldwide supply utilizing materials sourced in the United States. The operation will provide a second source for Zingo commercial supply, assist with ongoing efforts to reduce manufacturing costs, and provide additional manufacturing capacity. We own a 49% interest in profit or loss of the CJV, which is named Wanbang Anesiva (Jiangsu) Pharmaceuticals Ltd. The production area will be located at an existing Wanbang facility in the city of XuZhou in Jiangsu province. Following completion of the assembly facility in XuZhou, the CJV will seek FDA certification of the facility.

We expect to continue to incur substantial losses over the next several years during our development and commercialization phase. To fully execute our business plan, we will need to complete certain research and development activities and clinical trials. Further, we must receive FDA approval for Adlea before we can commercialize or sell this product candidate in the United States. These activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact us. We plan to meet our capital requirements primarily through issuances of equity and/or debt securities, research and development contract revenue, and in the longer term, revenue from product sales. Accordingly and because we have not generated revenue from the commercialization of Zingo, we are in the development stage as defined by Statement of Financial Accounting standards No.7, Accounting and Reporting by Development Stage Enterprise. We operate in one business segment.

The accompanying unaudited condensed consolidated financial statements of Anesiva and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management these unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Anesiva’s financial position at March 31, 2008 and Anesiva’s results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period.

Balance sheet data as of December 31, 2007 were derived from audited financial statements, but do not include all disclosures required by U.S. generally accepted accounting principles.

These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. Stockholders are encouraged to review the Form 10-K for a broader discussion of Anesiva’s business and the risks inherent therein.

Principles of Consolidation

The consolidated financial statements include the accounts of Anesiva, Inc., its wholly owned subsidiaries, AlgoRx Pharmaceuticals, Inc., located in Secaucus, New Jersey and its partially owned subsidiary, Wanbang Anesiva (Jiangsu) Pharmaceutical Co. Limited, or the CJV, located in Jiangsu, China, whose financial statements are consolidated with ours pursuant to FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. In February 2008, we contributed approximately $515,000 to the CJV, in accordance with the cooperative joint venture contract. We are committed to invest up to an additional $514,500 in the CJV. Jiangsu Wanbang Biological Pharmaceutical Corporation Limited, or Wanbang, and an individual investor contributed $546,000 to the CJV. We own a 49% interest in the CJV’s profit or loss. We have guaranteed Wanbang and the individual investor’s return on their investment for a period ending three years after the FDA approval of manufacturing at the CJV. We have determined that we are the primary beneficiary of this entity and have consolidated the results of the CJV (See Note 7). We recorded a minority interest in the condensed consolidated financial statements to account for the ownership interest of Wanbang. Intercompany accounts and transactions have been eliminated.

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

In August 2007, $900,000 invested in a AAA-rated auction rate security failed to settle in auction. The failure resulted in the interest rate on this investment resetting at a higher rate. We concluded that the impairment for the security was other-than-temporary. At March 31, 2008, we continue to conclude that the impairment for this security is other-than-temporary and are maintaining the carrying amount for that investment at $0. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on this investment will affect our ability to operate our business as usual. At March 31, 2008, this investment continues being rated AAA and is current in paying interest. Should this auction rate security reset or trade again due to improvements in the corporate debt market, we would then be able to sell it. At March 31, 2008, we invest all of our cash equivalents in a money market fund that holds in United States treasury debt. We hold no marketable securities, except the illiquid security discussed above.

Fair Value of Financial Instruments

The carrying values of our financial instruments, which include cash and cash equivalents, accounts payable and accrued expenses, approximate their fair values.

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

Inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw material	$556	$274
Work in process	1,028	285

Total	$1,584	$559

Other Assets

Other assets consist of nonmarketable equity investments in Lumen Therapeutics LLC, or Lumen, and Particle Therapeutics Ltd., or Particle Therapeutics, carried at the cost of approximately $89,000 and $50,000, respectively, which approximates their fair values.

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

Employee Stock Plans

The 1999 Equity Incentive Plan was adopted in July 1999 and provides for the issuance of stock options. The Anesiva Board of Directors adopted in December 2003 and the stockholders approved in January 2004 the reservation of an additional 250,000 shares of common stock for issuance under the 1999 Equity Incentive Plan and to rename it the 2003 Equity Incentive Plan (the “2003 Plan”). Shares reserved under the 2003 Plan are increased annually for the life of the 2003 Plan on January 1 beginning in 2006, by the lesser of (a) 5% of the number of shares of common stock outstanding on such date and (b) 2,500,000 shares of common stock. However, the board of directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on such date.

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

Stock compensation

We estimate the fair value of each option grant to employees on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	Stock option plans		ESPP
	2008	2007	2008	2007
Dividend yield	—	—	—	—
Risk-free interest rate	2.8%	4.7%	3.0%	5.1%
Volatility	73%	79%	74%	79%
Expected life (in years)	5.3	5.3	0.5	0.5

In the three months ended March 31, 2008 and 2007, the fair value of the options granted was $3.10 and $5.22, respectively.

Employee stock-based compensation expense recognized in the first quarters of 2008 and 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2008 and 2007 as follows (in thousands):

	Stock options		ESPP		Restricted Stock
	2008	2007	2008	2007	2008	2007
Research and development	$383	$425	$26	$25	$9	$19
General and administrative	1,012	1,436	20	22	72	27

Total	$1,395	$1,861	$46	$47	$81	$46

At March 31, 2008, the unrecognized compensation expense related to unvested outstanding stock options is approximately $7.0 million which will be recognized through 2012, and the weighted-average remaining recognition period is 2.7 years.

We have also granted restricted stock awards and stock options to consultants. We account for stock awards issued to such non-employees in accordance with the provisions of Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or Issue No. 96-18. Under Issue No. 96-18, stock awards to non-employees are accounted for at their respective fair values using the Black-Scholes option-pricing model unless a more readily determinable fair value is available. The fair value of options granted to non-employees is remeasured during the performance period as the underlying options vest or as milestones are reached. During the three months ended March 31, 2008, we granted 10,000 shares of restricted stock to one non-employee. During the three months ended March 31, 2008 we recorded approximately $14,000 and $26,000 in stock-based compensation expense for the restricted stock and stock options granted to non-employees, respectively. During the three months ended March 31, 2007 we recorded approximately $57,000 and $36,000 in stock-based compensation expense for the restricted stock and stock options granted to non-employees, respectively.

2. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of additional potential common shares.

The following table sets forth the computation of Anesiva’s basic and diluted net loss per share (in thousands, except share and per share amounts).

	For the three months ended March 31,
	2008	2007
Numerator for basic and diluted net loss per share:
Net loss	$(21,583)	$(11,678)

Denominator for basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	40,269,148	27,315,197
Less: weighted-average shares subject to repurchase	—	(395)

Weighted-average shares used in computing basic and diluted net loss per share	40,269,148	27,314,802

Basic and diluted net loss per share	$(0.54)	$(0.43)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive due to our net loss during each period. Restricted stock that is not yet vested is included as dilutive common share equivalents because we consider such securities equivalent to stock options.

	Three months ended March 31,
	2008	2007
Restricted stock	117,711	185,383
Warrants	65,212	65,212
Options	4,257,148	3,283,022

Total	4,440,071	3,533,617

3. Comprehensive Loss

Comprehensive loss is comprised of net loss, unrealized gains on available-for-sale securities, and foreign currency translation adjustments in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive loss and its components for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	For the three months ended March 31,
	2008	2007
Net loss	$(21,583)	$(11,678)
Change in unrealized gain on investments	—	11
Cumulative foreign currency translation adjustment	9	—

Comprehensive loss	$(21,574)	$(11,667)

4. Stockholders’ Equity

In February 2005, we issued 19,684 shares of restricted common stock to employees and two directors, half of which will cliff vest on the anniversary dates of the grant date over a two to three year period. The weighted-average fair value of this stock at the time of issuance was $24.72 per share. In February 2007, we issued 127,650 shares of restricted common stock to employees, one-third of which will cliff vest on the anniversary dates of the grant date over a three-year period. The weighted-average fair value of this stock at the time of issuance was $7.60 per share. In February 2008, we issued 19,012 shares of restricted common stock to employees, one-third of which will cliff vest on the anniversary dates of the grant date over a three-year period. The weighted-average fair value of this stock at the time of issuance was $5.03 per share. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. As a result of these awards, during the three months ended March 31, 2008, we recognized approximately $81,000 in compensation expense. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all the remaining restricted stock awards that were granted in 2005, 2007 and 2008 continue to vest, we expect to recognize approximately $271,000, $378,000, $219,000, and $15,000 in compensation expense during the remainder of 2008 and the years ended December 31, 2009, 2010, and 2011, respectively. However, no compensation expense will be recognized for stock awards that do not vest.

In June 2006, we entered into a stock purchase agreement with Azimuth Opportunity, Ltd for a two-year commitment of up to $30.0 million. In March 2008, we entered into an amendment to the purchase agreement to extend the term of the agreement to March 2010. As of March 31, 2008, we had received a total of $4.1 million of cash proceeds from the sale of 617,898 shares of our common stock to Azimuth Opportunity, Ltd. and have approximately $25.9 million available for future draws.

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

In October 2006, we announced the closure of a former AlgoRx office space in Secaucus, New Jersey to further reduce ongoing operational costs. As a result, we incurred a charge of approximately $176,000 primarily related to severance costs for five employees. Also in October 2006, we recorded a charge of approximately $487,000 related to vacating our office space in Secaucus, New Jersey and discontinuing other office equipment operating leases. In September 2007, we recorded an additional charge of $579,000 due to the elimination of any future sublease income, as a result of a worsening of the office rental market in Secaucus, New Jersey. The lease related to this office space expires in July 2009 and the remaining leases related to the office equipment expire in January 2009. At March 31, 2008, the remaining accrued liability related to this sublease of the Secaucus office was approximately $548,000. The following table sets forth the activity in the accrued liability related to exiting the lease of our office space in Secaucus, New Jersey, which is included in other accrued liabilities and other long term liabilities at March 31, 2008 (in thousands):

Exit Costs of Secaucus Office
Accrued liabilities at December 31, 2006	$443
Additional accrual for exit costs of Secaucus office recorded in September 2007	579
Payment against accrued liability	(365)

Accrued liabilities at December 31, 2007	$657
Payment against accrued liability	(109)

Accrued liabilities at March 31, 2008	$548

6. Debt

In August 2007, we entered into an equipment loan and security agreement with General Electric Capital Corporation, GECC, with respect to the financing of laboratory and manufacturing equipment in an amount up to $15.0 million. We borrowed approximately $6.6 million and $4.4 million under the agreement on August 30, 2007 and November 30, 2007, respectively. We may borrow against qualified purchases of eligible equipment expected through May 31, 2008. Each borrowing will be evidenced by a promissory note and will be solely secured by the financed equipment. The promissory notes for the two borrowings are repayable over 42 months and bear a fixed interest rate of 9.91% per annum. The first six payments under the promissory notes are interest payments and the next 36 payments are both interest and principal payments. The loan and security agreement contains certain restrictive covenants relating primarily to the financed equipment and additional indebtedness. The loan and security agreement also contains provisions permitting the lender to accelerate the loan if we are in default. A default includes a failure to pay any amount due under the debt documents which is not cured, a breach of any other obligations under the debt documents which is not cured, and an event or development which could reasonably be expected to have a material adverse effect on it. At March 31, 2008, we owed approximately $10.7 million in principal on this equipment loan.

7. Minority Interest in Variable Interest Entity

In February 2008, we contributed approximately $515,000 to our joint venture with Wanbang in accordance with the cooperative joint venture contract upon approval by the Chinese commerce government authorities in January 2008. We are committed to invest up to approximately $1.0 million in the CJV. Wanbang and an individual investor contributed $546,000 to the CJV.

The CJV has five directors on its board of directors; two are appointed by Anesiva, two are appointed by Wanbang, and one is appointed jointly. The chairman of the board is appointed by Wanbang and the vice-chairman is appointed by Anesiva. A quorum of the board of directors is two thirds of the directors, or four out of the five directors. The vote of two thirds of the directors, or four out of five directors, is required to change a supply agreement and a quality agreement between the CJV and Anesiva. The directors of the CJV serve without remuneration. Anesiva and Wanbang each appoint a supervisor to oversee the activities of the board of the directors and the CJV and to investigate any irregularities.

Under the terms of the joint venture agreement with Jiangsu Wanbang Biological Pharmaceutical Corporation Limited, if by the end of the third year of U.S. FDA approval of the Zingo manufacturing process at the CJV, the accumulated net profits obtained by Wanbang are less than the actual capital contributions made by Wanbang to the CJV by then, we will reimburse Wanbang for the difference between Wanbang actual capital contribution and Wanbang cumulative third anniversary profits from the U.S. FDA approval date. We have incurred a liability for the fair value of this guarantee, approximately $18,000 in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), as of March 31, 2008. We could potentially have to pay out a maximum of $546,000 under this guarantee if the CJV receives FDA approval but does not accumulate any profits within three years of that approval.

If we pay these amounts to Wanbang, we believe that this condition would be a special allocation of the CJV losses and consequently our obligations to absorb the expected losses or rights to receive the expected residual returns would not be proportionate to our equity in the CJV. We are the primary beneficiary of the CJV.

We have concluded that this variable interest, the reimbursement guarantee, not held proportionately by the other interest holders causes us to consolidate the financial results of the CJV in accordance with the provisions of FIN 46R.

As a result of consolidating the accounts of the CJV at March 31, 2008, we recognized minority interest of $537,000 in the consolidated balance sheet, representing the equity interests of the CJV’s other stockholders. This amount is less than the carrying cost of their collective investment by $9,000 at March 31, 2008 and is equal to their share of operating loss of the CJV for the three months ended March 31, 2008.

8. Subsequent Events

In April 2008, we entered into an amendment to the license agreement, dated as of February 4, 2008 with Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. which, among other things, (i) extends the rights granted by Anesiva to Sigma-Tau under the license agreement to certain French-speaking African countries, Liechtenstein, Portugal, Spain and Switzerland and (ii) provides for additional upfront payments to Anesiva.

In April 2008, we entered into an exclusive license and distribution agreement with Green Vision Company. Under the terms of the agreement, Green Vision will be the exclusive distributor of Zingo in Bahrain, Jordan, Kuwait, Lebanon, Oman, Qatar, Saudi Arabia and United Arab Emirates. The agreement provides for an upfront payment, royalty payments, and payments for the achievement of certain sales milestones.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutic treatments for pain management. Our portfolio of products include:

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

•

Adlea™, a long-acting, site-specific, non-opioid analgesic, is being developed for moderate to severe pain, and has completed multiple Phase 2 trials in post-surgical, musculoskeletal and neuropathic pain. We are initially pursuing an indication for Adlea for the management of acute pain associated with orthopedic surgeries—and are executing on a registration-directed plan which involves multiple Phase 2 and Phase 3 studies. Adlea has also demonstrated activity in early stage trials in the treatment of pain associated with osteoarthritis of the knee.

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

In October 2007, we entered into a joint venture agreement with Jiangsu Wanbang Biological Pharmaceutical Corporation Limited, or Wanbang, a Fosun company, of XuZhou, China to establish a collaborative venture (the “CJV”) which will provide additional manufacturing capacity for worldwide supply utilizing materials sourced in the United States. The operation will provide a second source for Zingo commercial supply, assist with ongoing efforts to reduce manufacturing costs, and provide additional manufacturing capacity. We own a 49% interest in profit or loss of the CJV, which is named Wanbang Anesiva (Jiangsu) Pharmaceuticals Ltd. The production area will be located at an existing Wanbang facility in the city of XuZhou in Jiangsu province. Following completion of the assembly facility in XuZhou, the CJV will seek FDA certification of the facility.

Financial Operations Overview

Research and Development Expenses

The following table sets forth the allocation of research and development expenses among projects for the three months ended March 31, 2008 and 2007 (in thousands):

	For the three months ended March 31,
	2008	2007
Zingo	$3,768	$2,391
Adlea	6,102	1,598
Avrina™	18	43
1207	—	209
Non-project	3,496	2,721

Total	$13,384	$6,962

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

Stock Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three months ended March 31, 2008 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We value share-based awards using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2008 and 2007 are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Inventories

Inventories are stated at the lower of cost or market and consist primarily of material and certain contract manufacturing costs for the production of Zingo that were incurred subsequent to the approval for marketing by the FDA. Cost is determined using the first-in, first-out basis. The valuation of inventory requires us to estimate obsolete or excess inventory based on analysis of future demand for Zingo. If inventory costs exceed expected market value due to obsolescence, impairment charge may be recorded as deemed necessary by management for the difference between the cost and the market value. There were no impairment charges at March 31, 2008.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Research and Development Expenses

The following table summarizes the period over period changes in research and development expenses:

	Three Months Ended March 31,		2008 to 2007 Change
	2008	2007	$	%
	(in thousands, except percentages)
Research and development	$13,384	$6,962	$6,422	92%

The increase of $6.4 million in research and development expenses for the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to the following:

•	Increase in clinical trial costs of $2.9 million primarily due to expenses for Phase 2 and Phase 3 Adlea trials for post-surgical and osteoarthritis pain;

•

Increase in research and development expenses of $1.5 million reflecting $0.6 million supplemental New Drug Application filing fee for the use of Zingo in adults, $0.4 million in manufacturing development expenses for Zingo and Adlea, $0.2 million in pre-clinical study expenses for Adlea, and $0.3 million in other expenses of which $0.2 million was related to milestone royalty due upon initiation of Phase 3 Adlea trial;

•	Increase in compensation expense and employee related expenses of $1.4 million due to higher headcount primarily in clinical development and manufacturing;

•	Increase in professional services of $0.4 million reflecting higher expenses of $0.2 million in manufacturing, $0.1 million in clinical, and $0.1 million in quality assurance.

We anticipate that research and development expenses will remain relatively flat through the end of 2008 due to continuing clinical activities for Adlea Phase 2 and Phase 3 trials.

General and Administrative Expenses

The following table summarizes the period over period changes in general and administrative expenses:

	Three Months Ended March 31,		2008 to 2007 Change
	2008	2007	$	%
	(in thousands, except percentages)
General and administrative	$8,457	$5,754	$2,703	47%

The increase of $2.7 million in general, and administrative expenses for the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to the following:

•	Increase in compensation expense and employee related expenses of $1.3 million due to higher headcount primarily due to the addition of sales force personnel;

•	Increase in professional services of $0.9 million primarily due to pre-launch/launch marketing costs for Zingo;

•	Increase in other corporate expenses of $0.3 million reflecting Zingo FDA product and establishment fees and expenses in support of sales force automation system;

•	Increase in facilities and related expenses of $0.2 million.

We anticipate that general and administrative expenses will remain relatively flat through the end of 2008 due to costs in support of launch efforts for Zingo.

Interest and Other Income. Interest and other income decreased to $0.5 million for the three months ended March 31, 2008 from $1.0 million for the three months ended March 31, 2007, primarily due to lower cash and investment balances and lower interest rates in the three months ended March 31, 2008.

Interest Expense. Interest and other expense increased to $0.3 million for the three months ended March 31, 2008 from none for the three months ended March 31, 2007 due to interest paid on our equipment line of credit.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily through the sale of equity securities. As of March 31, 2008, we had raised $182.5 million of cash proceeds from the sale of equity securities, including promissory notes that were converted into preferred stock, net of offering expenses.

As of March 31, 2008, we had $70.0 million in cash, cash equivalents and marketable securities as compared to $90.8 million as of December 31, 2007, a decrease of $20.8 million. This decrease was primarily the result of cash used in operations.

Cash Flows

The following table summarizes our statement of cash flows (in millions):

	Three months ended March 31,
	2008	2007
Cash flows provided by (used in):
Operating activities	$(20.8)	$(11.5)
Investing activities	(0.1)	1.1
Financing activities	0.1	0.5

Net increase (decrease) in cash and cash equivalents	$(20.8)	$(9.9)

Net cash used in operating activities was $20.8 million for the three months ended March 31, 2008 compared to $11.5 million for the three months ended March 31, 2007. The increase of cash used in operations of $9.3 million was primarily due to the increase in compensation expenses and employee related expenses of $3.2 million due to additional personnel including hiring a sales force, increase in clinical trial expenses of $2.9 million due to Phase 2 and Phase 3 Adlea trials, increase in research and development expenses of $1.5 million which included $0.6 million for supplemental New Drug Application filing fees for use of Zingo in adults, and increase in professional fees of $1.3 million due to cost in support of pre-launch/launch efforts for Zingo.

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2008 compared to $1.1 million cash provided by investing activities for the three months ended March 31, 2007. The decrease in net cash from investing activities of $1.2 million was due to a net decrease in sales of marketable securities of $3.5 million offset by a decrease in purchase of equipment of $1.7 million and increase in cash from consolidation of interest entity of $546,000.

Net cash provided by financing activities was $40,000 for the three months ended March 31, 2008 compared to $464,000 for the three months ended March 31, 2007. The decrease in net cash provided by financing activities of $424,000 was primarily due to the decrease in sales of common stock of $266,000 and increase in repayment of equipment loans of $158,000.

Stock Purchase Agreement

In June 2006, we entered into a stock purchase agreement with Azimuth Opportunity, Ltd. for a two year commitment of $30.0 million. Through March 31, 2008, we had raised approximately $4.1 million from the sales of common stock under this arrangement. In March 2008, we entered into an amendment to the purchase agreement with Azimuth to extend the term of the agreement until March 2010.

Operating Capital and Capital Expenditure Requirements

We expect to devote substantial resources to continue our research and development efforts for our future products and to launch Zingo, and do not currently generate any revenue. We believe that the key factors that will affect our internal and external sources of cash are:

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

Contractual Obligations

Our outstanding contractual obligations relate to facilities leases and obligations under our agreement with our third-party contract manufacturer. Our contractual obligations as of March 31, 2008 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Equipment Financing	$12.6	$4.0	$8.3	$0.3	$—
Operating leases	5.5	2.3	3.2	—	—

Total contractual cash obligations	$18.1	$6.3	$11.5	$0.3	$—

Under all of our license agreements, we could be required to pay up to a total of approximately $1.0 million in payments for milestones such as the initiation of clinical trials and the granting of patents. As of March 31, 2008, we incurred approximately $3.1 million of milestone charges, including approximately $1.6 million of cash payments and approximately $1.5 million of stock compensation, for the execution of agreements, patent approvals and the initiation of U.S. clinical trials. Milestone payments will also be due upon the first administration to a subject using licensed technology in a Phase 1 clinical trial, the first administration to a subject using licensed technology in a Phase 3 clinical trial and FDA approval of Adlea in addition to sales milestones and royalties payable on commercial sales if any occur. Dr. James N. Campbell, who has been a member of the Board of Anesiva since June 29, 2007, is one of the three licensors of Adlea.

We have also entered into letters of credit totaling $658,000 securing our operating lease obligations. We are required to set aside cash as collateral. At March 31, 2008, we had $658,000 in certificates of deposit designated as restricted cash, which is not available for use in current operations, of which $68,000 was included as prepaid expenses and other current assets.

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

Off-Balance Sheet Arrangements

At March 31, 2008 and 2007, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. At March 31, 2008, we had approximately $66.7 million in a money market fund that holds United States treasury debt. During the three months ended March 31, 2008, there were no material changes in the interest rate risk or foreign currency exchange risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

Risk Factors Relating to Our Business

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

We have entered into a promotion and distribution agreement with Sagent Pharmaceuticals, Inc. (“Sagent”) for Zingo. Under this agreement, Sagent will undertake certain promotion activities with respect to Zingo in the United States for a period of time. These activities include facilitation of Zingo-related contract negotiations with hospitals and group purchasing organizations, and the management of the warehousing and distribution of Zingo. If Sagent fails to perform these services in an acceptable and timely manner, it could affect our ability to sell Zingo and our revenues may be reduced.

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

At this time, Zingo is our only approved product and Adlea is our only product candidate being actively developed. Our future revenues, if any, in the foreseeable future will be derived solely from these two products. If commercialization of Zingo or clinical development of Adlea is unsuccessful, our revenues will be adversely affected.

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

Adlea, if approved and commercialized, will face significant competition. For postsurgical pain, morphine administered by infusion pump is a common treatment method. Several other oral, injectable and patch opioids are also used, including Vicodin® (Abbott Labs), OxyContin® (Purdue Pharma), Ionsys™ and Duragesic® (Johnson & Johnson) and generic versions of Duragesic that are manufactured by Mylan & Sandoz. For later-stage osteoarthritis, in addition to NSAIDs, and Celebrex® (Pfizer), hyaluronic acid products, including Synvisc® (Genzyme), are injected locally and there is some oral opioid use. For the treatment of tendonitis, glucocorticosteroids are used. TRPV1, which is involved in the transmission of pain signals to the brain and which is affected by Adlea, has become a popular target for the pharmaceutical industry. TRPV1 inhibitors that may also compete with Adlea are being developed by several companies, including Merck-Neurogen, Pfizer-Renovis (a subsidiary of Evotec AG), Amgen, Schwarz Pharma-Amore Pacific, Purdue Pharma, and PainCeptor. These TRPV1 inhibitors are expected to advance to clinical evaluation shortly. We believe there are other products that are in development that may compete with our current product candidates.

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

We have a limited operating history and if we do not generate significant revenues, we will not be able to achieve profitability.*

We have a limited history of operations and we have incurred net losses since our inception. As of March 31, 2008, we had deficit accumulated during the development stage of approximately $230.3 million. We expect to incur substantial net losses to further develop and commercialize our products and do not know whether or when we will become profitable and may not be able to sustain our operations.

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

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence.*

Our executive officers, directors and principal stockholders, together with their affiliates, own approximately 54.8% of our voting stock, including shares subject to outstanding options based upon shares outstanding as of March 31, 2008. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. These stockholders will likely be able to determine the composition of our board of directors, possess the voting power to approve all matters requiring stockholder approval, including the approval of mergers and acquisitions or other changes in corporate control, and will continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

If our stock price is volatile, purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common stock may be influenced by many factors, including:

•	results of our clinical trials;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	ability to manufacture our products to commercial standards;

•	public concern over our products;

•	litigation;

•	the departure of key personnel;

•	future sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(4)	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2(5)	Specimen stock certificate.

10.58(6)	Executive Change in Control and Severance Benefit Plan, as amended.

10.60(7)	Amendment No. 1 to the Common Stock Purchase Agreement entered into as of March 24, 2008, by and between Anesiva and Azimuth Opportunity Ltd.

10.61+	License Agreement entered into as of February 4, 2008, by and between Anesiva and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. (“Sigma-Tau”).

10.62+	Amendment to the License Agreement entered into as of February 4, 2008, by and between Anesiva and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. (“Sigma-Tau”).

10.63+	License and Distribution Agreement entered into as of April 24, 2008, by and between Anesiva and Green Vision Company

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the SEC pursuant to Rule 24b-2 of the Securities and Exchange Act o f1934, as amended.

(1)	Filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed with the SEC on December 4, 2003, and incorporated herein by reference.

(2)	Filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573) for the period ended June 30, 2006, as filed with the SEC on August 10, 2006, and incorporated by reference herein.

(3)	Filed the like-numbered exhibit to our Annual Report on Form 10-K (File No. 000-50573) for the year ended December 31, 2007, as filed with the SEC on March 14, 2008, and incorporated herein by reference.

(4)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-50573), filed with the SEC on February 11, 2008, and incorporated by reference herein.

(5)	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (File No, 333-110923), filed with the SEC on December 4, 2003, and incorporated by reference herein.

(6)	Filed the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2008, and incorporated by reference herein.

(7)	Filed the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on March 25, 2008, and incorporated by reference herein.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2008

Anesiva, Inc.

/s/ John P. McLaughlin
John P. McLaughlin
Chief Executive Officer
(Principal Executive Officer)

/s/ Jean-Frédéric Viret
Jean-Frédéric Viret
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(4)	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2(5)	Specimen stock certificate.

10.58(6)	Executive Change in Control and Severance Benefit Plan, as amended.

10.60(7)	Amendment No. 1 to the Common Stock Purchase Agreement entered into as of March 24, 2008, by and between Anesiva and Azimuth Opportunity Ltd.

10.61+	License Agreement entered into as of February 4, 2008, by and between Anesiva and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A.

10.62+	Amendment to the License Agreement entered into as of February 4, 2008, by and between Anesiva and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A.

10.63+	License and Distribution Agreement entered into as of April 24, 2008, by and between Anesiva and Green Vision Company

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the SEC pursuant to Rule 24b-2 of the Securities and Exchange Act o f1934, as amended.

(1)	Filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed with the SEC on December 4, 2003, and incorporated herein by reference.

(2)	Filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573) for the period ended June 30, 2006, as filed with the SEC on August 10, 2006, and incorporated by reference herein.

(3)	Filed the like-numbered exhibit to our Annual Report on Form 10-K (File No. 000-50573) for the year ended December 31, 2007, as filed with the SEC on March 14, 2008, and incorporated herein by reference.

(4)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-50573), filed with the SEC on February 11, 2008, and incorporated by reference herein.

(5)	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (File No, 333-110923), filed with the SEC on December 4, 2003, and incorporated by reference herein.

(6)	Filed the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2008, and incorporated by reference herein.

(7)	Filed the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on March 25, 2008, and incorporated by reference herein.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.