Form 10-Q
period 2008-06-30
ANESIVA, INC.
filed 2008-08-11
CIK 1131517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The total number of shares outstanding of the Registrant’s common stock as of July 31, 2008 was 40,437,197.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Anesiva, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$48,667	$90,840
Prepaid expenses and other current assets	1,336	1,666
Inventories	2,746	559

Total current assets	52,749	93,065
Property, plant and equipment, net	17,733	15,276
Restricted cash	589	590
Other assets	877	805

Total assets	$71,948	$109,736

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,079	$3,370
Accrued clinical trial liabilities	1,725	1,219
Accrued compensation	2,432	2,301
Other accrued liabilities	3,456	2,929
Current portion of facility lease obligation	11	—
Current portion of long term debt	3,414	2,356

Total current liabilities	15,117	12,175
Facility lease obligation, net of current portion	474	—
Long-term debt, net of current portion	7,120	8,485
Other long-term liabilities	288	562
Minority interest of the CJV	485	—
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at June 30, 2008 and December 31, 2007; 40,444 and 40,378 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	40	40
Additional paid-in capital	300,602	297,239
Accumulated other comprehensive loss	29	—
Accumulated deficit	(252,207)	(208,765)

Total stockholders’ equity	48,464	88,514

Total liabilities and stockholders’ equity	$71,948	$109,736

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Contract revenues	$302	$—	$303	$—
Operating expenses:
Manufacturing start-up costs	1,125	—	1,125	—
Research and development	13,063	8,412	26,447	15,374
Sales, general and administrative	7,914	6,246	16,371	12,000

Total operating expenses	22,102	14,658	43,943	27,374

Loss from operations	(21,800)	(14,658)	(43,640)	(27,374)
Gain on sale of assets	—	30	—	46
Interest and other expense	(396)	(90)	(679)	(90)
Interest and other income	285	880	816	1,902

Loss before minority interest	(21,911)	(13,838)	(43,503)	(25,516)
Minority interest in loss of the CJV	52	—	61	—

Net loss	$(21,859)	$(13,838)	$(43,442)	$(25,516)

Basic and diluted net loss per common share	$(0.54)	$(0.51)	$(1.08)	$(0.93)

Weighted average shares used to compute basic and diluted net loss per common share	40,328	27,376	40,299	27,353

See accompanying notes to condensed consolidated financials statements.

Anesiva, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the six months ended June 30,
	2008	2007
Net loss	$(43,442)	$(25,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in loss of the CJV	(61)	—
Depreciation and amortization	672	127
Provision in inventory	1,003	—
Stock-based compensation	3,166	4,490
Interest expense	20	—
Loss (gain) on disposal of equipment	76	(46)
Changes in assets and liabilities:
Prepaid expenses and other current assets	330	(252)
Inventories	(3,190)	—
Other assets	(72)	9
Accounts payable	711	(431)
Accrued clinical trial liabilities	506	283
Accrued compensation	656	(574)
Other accrued liabilities	(245)	456

Net cash used in operating activities	(39,870)	(21,454)

Investing activities
Cash from consolidation of the CJV	546	—
Purchases of property, plant and equipment	(2,744)	(2,678)
Proceeds from disposal of equipment	—	65
Purchases of marketable securities	—	(18,900)
Maturities of marketable securities	—	27,514

Net cash provided by (used in) investing activities	(2,198)	6,001

Financing activities
Repayment of equipment loans and capital lease obligations	(746)	—
Proceeds from issuance of common stock	198	1,799
Proceeds from debt	418	—

Net cash provided by financing activities	(130)	1,799

Net decrease in cash and cash equivalents	(42,198)	(13,654)
Effect of foreign exchange rates on cash and cash equivalents	25	—

Cash and cash equivalents at beginning of period	90,840	46,454

Cash and cash equivalents at end of period	$48,667	$32,800

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2008

1. Basis of Presentation

Anesiva, Inc. (“we” or “Anesiva”) was incorporated on January 19, 1999 in Delaware. We are a biopharmaceutical company focused on the development and commercialization of novel therapeutic treatments for pain management. Our portfolio of products includes:

•

Zingo™ (lidocaine hydrochloride monohydrate) powder intradermal injection system, which was approved by the Food and Drug Administration, the FDA, in August 2007 to reduce the pain associated with peripheral IV insertions or blood draws in children three to 18 years of age. In October 2007, we announced that our Phase 3 clinical trial in adults requested by the FDA met its primary endpoint. In March 2008, we submitted to the FDA a supplemental New Drug Application for the use of Zingo in adults. In June 2008, we announced the commercial launch of Zingo.

•

Adlea™, a long-acting, site-specific, non-opioid analgesic, is being developed for moderate to severe pain, and has completed multiple Phase 2 trials in post-surgical, musculoskeletal and neuropathic pain. We are initially pursuing an indication for Adlea for the management of acute pain associated with orthopedic surgeries.

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

In October 2007, we entered into a joint venture agreement with Jiangsu Wanbang Biological Pharmaceutical Corporation Limited, or Wanbang, a Fosun company, of XuZhou, China to establish a collaborative venture (the “CJV”) which will provide additional manufacturing capacity for worldwide supply utilizing materials sourced in the United States. The operation will provide a second source for Zingo commercial supply, assist with ongoing efforts to reduce manufacturing costs, and provide additional manufacturing capacity. We own a 49% interest in profit or loss of the CJV, which is named Wanbang Anesiva (Jiangsu) Pharmaceuticals Ltd. In July 2008, the CJV was renamed Wanbang Anesiva (Jiangsu) Biotech Co., Ltd. The production area will be located in a facility leased by the CJV from Wanbang facility in the city of XuZhou in Jiangsu province. Following completion of the assembly facility in XuZhou, the CJV will seek FDA certification of the facility.

During the three month period ended June 30, 2008, we commenced our principal business operations with the shipment of our first commercialized product, Zingo, and we exited the development stage. Prior to the three month period ended June 30, 2008, we were a development stage company in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. We operate in one business segment.

The accompanying unaudited condensed consolidated financial statements of Anesiva and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management these unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Anesiva’s financial position at June 30, 2008 and Anesiva’s results of operations and cash flows for the three month and six month periods ended June 30, 2008 and 2007. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Anesiva, Inc., its wholly owned subsidiaries, AlgoRx Pharmaceuticals, Inc., located in Secaucus, New Jersey and its consolidated subsidiary, Wanbang Anesiva (Jiangsu) Biotech Co. Ltd, or the CJV, located in Jiangsu, China, whose financial statements are consolidated with ours pursuant to FASB Interpretation No. 46R Consolidation of Variable Interest Entities (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. In February 2008,

we contributed approximately $515,000 to the CJV, and in July 2008, we invested an additional $514,500 in the CJV, each in accordance with the cooperative joint venture contract. Jiangsu Wanbang Biological Pharmaceutical Corporation Limited, or Wanbang, and an individual investor contributed $546,000 to the CJV. We own a 49% interest in the CJV’s profit or loss. We have guaranteed Wanbang and the individual investor’s return on their investment, which together make up a 51% interest in the CJV, for a period ending three years after the FDA approval of manufacturing at the CJV. We have determined that we are the primary beneficiary of this entity and have consolidated the results of the CJV (See Note 8). We recorded a minority interest in the condensed consolidated financial statements to account for the ownership interest of Wanbang. Intercompany accounts and transactions have been eliminated.

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

In August 2007, $900,000 invested in a AAA-rated auction rate security failed to settle in auction. The failure resulted in the interest rate on this investment resetting at a higher rate. We concluded that the impairment for the security was other-than-temporary. At June 30, 2008, we continue to conclude that the impairment for this security is other-than-temporary and are maintaining the carrying amount for that investment at $0. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on this investment will affect our ability to operate our business as usual. At June 30, 2008, this investment is being rated AA and is currently paying interest. Should this auction rate security reset or trade again due to improvements in the corporate debt market, we may be able to sell it. At June 30, 2008, we invest all of our cash equivalents in a money market fund that holds in United States Treasury debt instruments. At June 30, 2008 and December 31, 2007, we hold no marketable securities, except the illiquid security discussed above.

Fair Value of Financial Instruments

The carrying values of our financial instruments, which include cash and cash equivalents, accounts payable and accrued expenses, approximate their fair values.

Inventories

Inventories are stated at the lower of cost or market and consist primarily of material and certain contract manufacturing costs for the production of Zingo that were incurred subsequent to the approval for marketing by the FDA. Cost is determined using the first-in, first-out basis. The valuation of inventory requires us to estimate obsolete or excess inventory based on analysis of future demand for Zingo. If inventory costs exceed expected market value, impairment charges may be recorded as deemed necessary by management for the difference between the cost and the market value. During the three month period ended June 30, 2008, we wrote- down the value of our inventory by $1.0 million as we estimated the inventory costs were in excess of its market price.

Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw material	$1,617	$274
Work-in-process	912	285
Finished Goods	217	—

Total	$2,746	$559

Other Assets

Other assets consist of nonmarketable equity investments in Lumen Therapeutics LLC, or Lumen, and Particle Therapeutics Ltd., or Particle Therapeutics, both private companies, carried at the cost of approximately $89,000 and $150,000, respectively, which approximates their fair values.

Manufacturing Start-up Costs

Manufacturing start-up costs include certain costs associated with our manufacturing process, including depreciation and personnel costs for activities such as quality assurance and quality control that were not capitalized in inventory at June 30, 2008. The manufacturing start-up costs also include inventory write-down as a result of the lower of cost or market determination.

Stock-Based Compensation Expense

Under SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), the value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statements of operations.

Employee Stock Plans

The 1999 Equity Incentive Plan was adopted in July 1999 and provides for the issuance of stock options. The Anesiva Board of Directors adopted in December 2003 and the stockholders approved in January 2004 the reservation of an additional 250,000 shares of common stock for issuance under the 1999 Equity Incentive Plan and to rename it the 2003 Equity Incentive Plan (the “2003 Plan”), which became effective upon the effective date of the registration statement. Shares reserved under the 2003 Plan are increased annually for the life of the 2003 Plan on January 1 beginning in 2006, by the lesser of (a) 5% of the number of shares of common stock outstanding on such date and (b) 2,500,000 shares of common stock. However, the board of directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on such date.

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

Stock compensation

We estimate the fair value of each option grant to employees on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended June 30,				For the six months ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	Stock option plans		ESPP		Stock option plans		ESPP
Dividend yield	—	—	—	—	—	—	—	—
Risk-free interest rate	3.2%	4.9%	3.0%	5.1%	2.8%	4.7%	3.0%	5.1%
Volatility	74%	76%	74%	79%	73%	78%	74%	79%
Expected life (in years)	5.5	5.7	0.5	0.5	5.4	5.4	0.5	0.5

In the six months ended June 30, 2008 and 2007, the fair value of the options granted was $2.99 and $4.68, respectively.

Employee stock-based compensation expense recognized for the six months ended June 30, 2008 and 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	For the three months ended June 30,						For the six months ended June 30,
	Stock options		ESPP		Restricted stock		Stock options		ESPP		Restricted stock
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Manufacturing start-up costs	$1	$—	$—	$—	$—	$—	$1	$—	$—	$—	$—	$—
Research and development	405	488	22	22	24	24	788	913	48	47	33	43
Sales, general and administration	850	1,718	20	24	32	67	1,862	3,154	40	46	104	94

	$1,256	$2,206	$42	$46	$56	$91	$2,651	$4,067	$88	$93	$137	$137

At June 30, 2008, the unrecognized compensation expense related to unvested outstanding stock options is approximately $5.2 million which will be recognized through 2012, and the weighted-average remaining recognition period is 2.7 years.

We have also granted restricted stock awards and stock options to consultants. We account for stock awards issued to such non-employees in accordance with the provisions of Emerging Issues Task Force, or EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or Issue No. 96-18. Under Issue No. 96-18, stock awards to non-employees are accounted for at their respective fair values using the Black-Scholes option-pricing model unless a more readily determinable fair value is available. The fair value of options granted to non-employees is remeasured during the performance period as the underlying options vest or as milestones are reached. During the three months ended June 30, 2008 and 2007, we granted 7,000 and 10,000 shares of stock options to one non-employee and recorded approximately $249,000 and $100,000 in stock-based compensation expense, respectively. During the six months ended June 30, 2008, we granted 10,000 shares of restricted stock and 7,000 shares of stock options to two non-employees and recorded approximately $87,000 and $203,000 in stock-based compensation expense, respectively. During the six months ended June 30, 2007, we granted 7,000 shares of restricted stock and 17,000 shares of stock options to two non-employees and recorded $92,000 and $101,000 in stock-based compensation expense, respectively.

2. Property, Plant and Equipment

The CJV leases a facility, with approximately 13,500 square feet which the CJV intends to use for office space and manufacturing, in Xuzhou, China (the “Facility”), under a Lease Contract (the “Lease”) dated April 8, 2008, between the CJV and Wanbang Biopharmaceutical Co., Ltd. Under the Lease, the CJV is committed to funding the construction and improvements to the Facility.

In accordance with EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, as the CJV is responsible for the construction costs, the CJV is deemed to be the owner of the Facility for accounting purposes during the construction period. During the period ended June 30, 2008, upon taking possession of the Facility and beginning construction, we capitalized approximately $486,000 in our construction in progress account to record the estimated fair value of the building with a related lease obligation of approximately $486,000, which was reflected in the accompanying balance sheet as Facility Lease Obligation. The related lease payments have been allocated to the building and the land based on their estimated relative fair values. The portion of the Lease related to land is treated as an operating lease and the balance of the lease payment is applied to the Facility Lease Obligation.

Our construction phase began in June 2008. Included in construction in progress at June 30, 2008 is $150,000, which represents the amount capitalized for improvements to the Facility.

3. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of additional potential common shares.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts).

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Numerator for basic and diluted net loss per share:
Net loss	$(21,859)	$(13,838)	$(43,442)	$(25,516)

Denominator for basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	40,328,320	27,376,723	40,298,734	27,353,313
Less: weighted-average shares subject to repurchase	—	(270)	—	(333)

Weighted-average shares used in computing basic and diluted net loss per share	40,328,320	27,376,453	40,298,734	27,352,980

Basic and diluted net loss per share	$(0.54)	$(0.51)	$(1.08)	$(0.93)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive due to our net loss during each period. Restricted stock that is not yet vested is included as dilutive common share equivalents because we consider such securities equivalent to stock options.

	At June 30,
	2008	2007
Restricted stock	115,876	164,683
Warrants	65,212	65,212
Options	4,294,266	3,474,383

Total	4,475,354	3,704,278

4. Comprehensive Loss

Comprehensive loss is comprised of net loss, unrealized gains on available-for-sale securities, and foreign currency translation adjustments in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive loss and its components for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Net loss	$(21,859)	$(13,838)	$(43,442)	$(25,516)
Change in unrealized gain on investments	—	2	—	13
Cumulative foreign currency translation adjustment	20	—	29	—

Comprehensive loss	$(21,839)	$(13,836)	$(43,413)	$(25,503)

5. Stockholders’ Equity

In February 2005, we issued 19,684 shares of restricted common stock to employees and two directors, half of which will cliff vest on the anniversary dates of the grant date over a two to three year period. The weighted-average fair value of this stock at the time of issuance was $24.72 per share. In February 2007, we issued 127,650 shares of restricted common stock to employees, one-third of which will cliff vest on the anniversary dates of the grant date over a three-year period. The weighted-average fair value of this stock at the time of issuance was $7.60 per share. In February 2008, we issued 19,012 shares of restricted common stock to employees, one-third of which will cliff vest on the anniversary dates of the grant date over a three-year period. The weighted-average fair value of this stock at the time of issuance was $5.03 per share. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. As a result of these awards, during the three and six months ended June 30, 2008, we recognized approximately $56,000 and $137,000 in compensation expense, respectively. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price.

If all the remaining restricted stock awards that were granted in 2005, 2007 and 2008 continue to vest, we expect to recognize approximately $55,000, $139,000, $88,000, and $14,000 in compensation expense during the remainder of 2008 and the years ended December 31, 2009, 2010, and 2011, respectively. However, no compensation expense will be recognized for stock awards that do not vest.

In June 2006, we entered into a stock purchase agreement with Azimuth Opportunity, Ltd for a two-year commitment of up to $30.0 million. In March 2008, we entered into an amendment to the purchase agreement to extend the term of the agreement to March 2010. As of June 30, 2008, we had received a total of $4.1 million of cash proceeds from the sale of 617,898 shares of our common stock to Azimuth Opportunity, Ltd. and have approximately $25.9 million available for future draws.

6. Restructuring Activities

In October 2006, we announced the closure of a former AlgoRx Pharmaceuticals, Inc. office space in Secaucus, New Jersey to further reduce ongoing operational costs. As a result, we incurred a charge of approximately $176,000 primarily related to severance costs for five employees. Also in October 2006, we recorded a charge of approximately $487,000 related to vacating our office space in Secaucus, New Jersey and discontinuing other office equipment operating leases. In September 2007, we recorded an additional charge of $579,000 due to the elimination of any future sublease income, as a result of a worsening of the office rental market in Secaucus, New Jersey. The lease related to this office space expires in July 2009 and the remaining leases related to the office equipment expire in January 2009. At June 30, 2008, the remaining accrued liability related to this sublease of the Secaucus office was approximately $444,000. The following table sets forth the activity in the accrued liability related to exiting the lease of our office space in Secaucus, New Jersey, which is included in other accrued liabilities and other long term liabilities at June 30, 2008 (in thousands):

Exit Costs of Secaucus Office
Accrued liabilities at December 31, 2006	$443
Additional accrual for exit costs of Secaucus office recorded in September 2007	579
Payment against accrued liability	(365)

Accrued liabilities at December 31, 2007	$657

Payment against accrued liability	(213)

Accrued liabilities at June 30, 2008	$444

7. Debt

In August 2007, we entered into an equipment loan and security agreement, which was amended on June 24, 2008 (the “Loan Agreement”) with General Electric Capital Corporation, GECC, with respect to the financing of laboratory and manufacturing equipment in an amount up to $15.0 million. We borrowed approximately $6.6 million, $4.4 million and $420,000 under the agreement on August 30, 2007, November 30, 2007 and May 30, 2008, respectively. We may borrow against qualified purchases of eligible equipment expected through September 30, 2008. Each borrowing will be evidenced by a promissory note and will be solely secured by the financed equipment. The promissory notes for the three borrowings are repayable over 42 months and bear a fixed interest rate of 9.91% per annum. The first six payments under the promissory notes are interest payments and the next 36 payments are both interest and principal payments. The loan and security agreement contains certain restrictive covenants relating primarily to the financed equipment and additional indebtedness. The loan and security agreement also contains provisions permitting the lender to accelerate the loan if we are in default. In connection with the amendment in June 2008, we paid additional payments of approximately $14,400 and $22,000 for the unused facility fee and loan amendment fee, respectively.

On June 24, 2008, we amended the Loan Agreement with GECC, dated as of August 30, 2007, which among other things, (i) extends the period within which we may borrow under the Loan Agreement up to September 30, 2008; (ii) establishes a new interest rate for amounts borrowed on or after the execution date of the Amendment; (iii) waives a specified default under the Loan Agreement; and (iv) provides for additional payments to GECC. We paid additional payments of approximately $14,400 and $22,000 for the unused facility fee and loan amendment fee, respectively.

8. Joint Venture and License and Distribution Agreements

Minority Interest in Variable Interest Entity

In February 2008, we contributed approximately $515,000 to our joint venture with Wanbang in accordance with the cooperative joint venture contract upon approval by the Chinese commerce government authorities in January 2008. In July 2008, we invested an additional $514,500 in the CJV in accordance with the cooperative joint venture contract. Wanbang and an individual investor contributed $546,000 to the CJV as of June 30, 2008.

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

Under the terms of the joint venture agreement with Jiangsu Wanbang Biological Pharmaceutical Corporation Limited, if by the end of the third year of U.S. FDA approval of the Zingo manufacturing process at the CJV, the accumulated net profits obtained by Wanbang are less than the actual capital contributions made by Wanbang to the CJV by then, we will reimburse Wanbang for the difference between Wanbang actual capital contribution and Wanbang cumulative third anniversary profits from the U.S. FDA approval date. We have incurred a liability for the fair value of this guarantee, approximately $18,000 in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), as of June 30, 2008. We could potentially have to pay out a maximum of $546,000 under this guarantee if the CJV receives FDA approval but does not accumulate any profits within three years of that approval.

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

As a result of consolidating the accounts of the CJV at June 30, 2008, we recognized minority interest of $485,000 in the consolidated balance sheet, representing the equity interests of the CJV’s other stockholders. This amount is less than the carrying cost of their collective investment by approximately $61,000 at June 30, 2008 and is equal to their cumulative share of operating loss of the CJV as of and for the six months ended June 30, 2008.

Exclusive License and Distribution Agreements

In February 2008, as amended in April 2008, we entered into a license agreement with Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. (Sigma-Tau). Under the terms of the agreement, Sigma-Tau will be the exclusive distributor of Zingo in Italy, France, Germany, Netherlands, Belgium, Luxembourg certain French-speaking African countries, Liechtenstein, Portugal, Spain and Switzerland. We received a total of $275,000 of upfront payments, which are classified as deferred revenues, and will be recognized over the term of the agreement upon the achievement of a regulatory milestone. For the three and six months ended June 30, 2008, we did not recognize any revenue under this agreement.

In April 2008, we entered into an exclusive license and distribution agreement with Green Vision Company. Under the terms of the agreement, Green Vision will be the exclusive distributor of Zingo in Bahrain, Jordan, Kuwait, Lebanon, Oman, Qatar, Saudi Arabia and United Arab Emirates. The agreement provides for an upfront payment, royalty payments, and payments for the achievement of certain sales milestones. We received a $25,000 upfront payment, which is classified as deferred revenue, and will be recognized over the term of the agreement. For the three and six months ended June 30, 2008, we recognized an insignificant amount in revenue under this agreement.

In June 2008, we entered into a license agreement for worldwide rights to our NF-kappa B Decoy program to Transcription Factor Therapeutics, Inc. (TFT). Under the terms of the agreement, we will receive a non-refundable upfront licensing fee of $1.7 million within 90 days from the effective date of the agreement and a milestone payment of $500,000 upon the latter of inventory or technology transfer. We may receive substantial milestone payments if additional products are commercialized. In turn, we are required to pay a sublicense fee that is a percentage of the license revenues received from TFT upon receipt of any license payments. As of June 30, 2008, we had not recognized any revenue under the license agreement.

9. Subsequent Events

In July 2008, we contributed $514,500 to the CJV in accordance with the cooperative joint venture contract.

In July 2008, we entered into an exclusive license and distribution agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s Pharma”) relating to Zingo. Under the terms of the agreement, Lee’s Pharma will be the exclusive distributor of Zingo in People’s Republic of China, Hong Kong and Macau. The agreement provides for an upfront payment, royalty payments and payment for the achievement of a milestone.

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

Overview

Anesiva, Inc. (“we” or “Anesiva”) was incorporated on January 19, 1999 in Delaware. We are a biopharmaceutical company focused on the development and commercialization of novel therapeutic treatments for pain management. Our portfolio of products includes:

•

Zingo™ (lidocaine hydrochloride monohydrate) powder intradermal injection system, which was approved by the Food and Drug Administration, the FDA, in August 2007 to reduce the pain associated with peripheral IV insertions or blood draws in children three to 18 years of age. In October 2007, we announced that our Phase 3 clinical trial in adults requested by the FDA met its primary endpoint. In March 2008, we submitted to the FDA a supplemental New Drug Application for the use of Zingo in adults. In June 2008, we announced the commercial launch of Zingo.

•

Adlea™, a long-acting, site-specific, non-opioid analgesic, is being developed for moderate to severe pain, and has completed multiple Phase 2 trials in post-surgical, musculoskeletal and neuropathic pain. We are initially pursuing an indication for Adlea for the management of acute pain associated with orthopedic surgeries.

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

Financial Operations Overview

Manufacturing Start-up Costs

Manufacturing start-up costs include certain costs associated with our manufacturing process, including depreciation and personnel costs for activities such as quality assurance and quality control that were not capitalized in inventory at June 30, 2008. The manufacturing start-up costs also include inventory write-down as a result of the lower of cost or market determination.

Research and Development Expenses

The following table sets forth the allocation of research and development expenses among projects for the three and six months ended June 30, 2008 (in thousands):

	For the three months ended June 30, 2008	For the six months ended June 30, 2008
Zingo	$2,178	$5,946
Adlea	7,611	13,713
NF-kB Decoy	3	22
Non-project	3,271	6,766

Total	$13,063	$26,447

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist of salaries and other related costs for personnel in executive, sales, marketing, finance, accounting, facilities; and other general corporate activities and stock compensation.

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

We believe that the following accounting policies are most critical to a full understanding and evaluation of our reported financial results.

Stock Compensation

On January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements reflect the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We value share-based awards using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended June 30, 2008 and 2007 are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Inventories

Inventories are stated at the lower of cost or market and consist primarily of material and certain contract manufacturing costs for the production of Zingo that were incurred subsequent to the approval for marketing by the FDA. Cost is determined using the first-in, first-out basis. The valuation of inventory requires us to estimate obsolete or excess inventory based on analysis of future demand for Zingo. If inventory costs exceed expected market, impairment charge may be recorded as deemed necessary by management for the difference between the cost and the market value. During the three month period ended June 30, 2008, we wrote-down the value of our inventory by $1.0 million as we estimated the inventory costs were in excess of its market price.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Manufacturing Start-up Costs

For the three months ended June 30, 2008, manufacturing start-up costs were approximately $1.1 million. We began commercial manufacturing of Zingo in the latter part of the second quarter of 2008. Manufacturing start-up costs included $100,000 related to certain costs associated with our manufacturing process, including depreciation, and personnel costs for quality assurance and control related activities and $1.0 million related to inventory impairment charges due to a lower of cost or market determination at June 30, 2008. We anticipate these future costs will be included in cost of goods sold when we begin to recognize product revenue.

Research and Development Expenses

The following table summarizes the period over period changes in research and development expenses:

	Three Months Ended June 30,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Research and development	$13,063	$8,412	$4,651	55%

The increase of $4.7 million in research and development expenses for the three months ended June 30, 2008 compared to the same period in 2007 was primarily due to the following:

•	Increase in clinical trial costs of $4.9 million primarily due to expenses for Phase 2 and Phase 3 Adlea trials for post surgical pain;

•	Increase in compensation and employee related expenses of $1.1 million due to higher headcount primarily in clinical development and manufacturing; and,

•

Decrease in research and development expense of $1.4 million primarily due to expenses in support of commercial production of Zingo classified as manufacturing start-up costs beginning in the month ended June 30, 2008.

Sales, General and Administrative Expenses

The following table summarizes the period over period changes in sales, general and administrative expenses:

	Three Months Ended June 30,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Sales, general, and administrative	$7,914	$6,246	$1,668	27%

The increase of $1.7 million in sales, general and administrative expenses for the three months ended June 30, 2008 compared to the same period in 2007 was primarily due to the following:

•	Increase in compensation expense and employee related expenses of $1.0 million due to higher headcount primarily due to the addition of sales force personnel and consulting expenses;

•	Increase in corporate expenses of $300,000;

•	Increase in facilities and related expenses of $200,000; and,

•	Increase in other corporate expenses of $200,000 primarily reflecting Zingo FDA product and establishment fees.

Interest and Other Income. Interest and other income decreased to $300,000 for the three months ended June 30, 2008 from $900,000 for the three months ended June 30, 2007 primarily due to lower cash and investment balances and lower interest rates in the three months ended June 30, 2008 as compared to the same period in the prior year.

Interest and Other Expense. Interest expense increased to $400,000 for the three months ended June 30, 2008 from $90,000 for the three months ended June 30, 2007 due to interest paid on our equipment line of credit.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Manufacturing Start-up Costs

For the six months ended June 30, 2008, manufacturing start-up costs were approximately $1.1 million. We began commercial manufacturing of Zingo in the latter part of the second quarter of 2008. Manufacturing start-up costs included $100,000 related to certain costs associated with our manufacturing process, including depreciation, and personnel costs for quality assurance and control related activities and $1.0 million related to inventory impairment charges due to a lower of cost or market determination at June 30, 2008. We anticipate these future costs will be included in cost of goods sold when we begin to recognize product revenue.

Research and Development Expenses

The following table summarizes the period over period changes in research and development expenses:

	Six Months Ended June 30,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Research and development	$26,447	$15,374	$11,073	72%

The increase of $11.1 million in research and development expenses for the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to the following:

•	Increase in clinical trial costs of $7.8 million primarily due to expenses for Phase 2 and Phase 3 Adlea trials for post surgical pain and osteoarthritis pain;

•	Increase in compensation and employee related expenses of $2.6 million due to higher headcount primarily in clinical and operations;

•	Increase in other research and development expenses of $400,000 primarily due to the increased activities in our medical affairs department; and,

•	Increase in lab expense of $200,000 related to process development costs for Adlea.

We anticipate that research and development expenses will remain relatively flat through the end of 2008 due to continuing clinical activities for Adlea Phase 2 and Phase 3 trials.

Sales, General and Administrative Expenses

The following table summarizes the period over period changes in general and administrative expenses:

	Six Months Ended June 30,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Sales, general, and administrative	$16,371	$12,000	$4,371	36%

The increase of $4.4 million in sales, general and administrative expenses for the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to the following:

•	Increase in compensation expense and employee related expenses of $2.3 million due to higher headcount primarily due to the addition of sales force personnel and consulting expenses;

•	Increase in professional services of $1.0 million primarily due to pre-launch/launch marketing costs for Zingo;

•	Increase in other corporate expenses of $400,000 reflecting Zingo FDA product and establishment fees and expenses in support of sales force automation system; and

•	Increase in facilities and related expenses of $400,000.

We anticipate that sales, general and administrative expenses will remain relatively flat through the end of 2008.

Interest and Other Income. Interest and other income decreased to $800,000 for the six months ended June 30, 2008 from $1.9 million for the six months ended June 30, 2007 primarily due to lower cash and investment balances and lower interest rates in the six months ended June 30, 2008.

Interest and Other Expense. Interest expense increased to $700,000 for the six months ended June 30, 2008 from $90,000 for the six months ended June 30, 2007 reflecting interest paid on our equipment line of credit and loss on disposal of assets.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily through the sale of equity securities. As of June 30, 2008, we had raised $182.5 million of cash proceeds from the sale of equity securities, including promissory notes that were converted into preferred stock, net of offering expenses.

In June 2008, we amended the Loan Agreement with GECC, dated as of August 30, 2007, which among other things, (i) extends the period within which we may borrow under the Loan Agreement up to September 30, 2008; (ii) establishes a new interest rate for amounts borrowed on or after the execution date of the Amendment; (iii) waives a specified default under the Loan Agreement; and (iv) provides for additional payments to GECC. We paid additional payments of approximately $14,400 and $22,000 for the unused facility fee and loan amendment fee, respectively.

As of June 30, 2008, we had $48.7 million in cash, cash equivalents and marketable securities as compared to $90.8 million as of December 31, 2007, a decrease of $42.1 million. This decrease was primarily the result of cash used in operations.

Cash Flows

The following table summarizes our statement of cash flows (in millions):

	Six months ended June 30,
	2008	2007
Cash flows provided by (used in):
Operating activities	$(39.9)	$(21.5)
Investing activities	(2.2)	6.0
Financing activities	(0.1)	1.8

Net increase (decrease) in cash and cash equivalents	$(42.2)	$(13.7)

Cash Used in Operating Activities

Cash used in operating activities of $39.9 million for the six months ended June 30, 2008 was primarily driven by our net loss of $43.4 million adjusted for non-cash items of $3.2 million of stock-based compensation, $1.0 million in provision in inventory, and $700,000 in depreciation and amortization, and $1.3 million cash outflow related to changes in operating assets and liabilities including increase in inventories of $3.2 million.

Net cash used in operating activities of $21.5 million for the six months ended June 30, 2007 was primarily driven by our net loss of $25.5 million adjusted for non-cash items of $4.5 million of stock-based compensation and $500,000 cash outflow related to changes in operating assets and liabilities.

Cash Used in or Provided by Investing Activities

Cash used in investing activities of $2.2 million for the six months ended June 30, 2008 was due to $2.7 million in purchases of property, plant, and equipment offset by $500,000 of cash from consolidation of the joint venture.

Cash provided by investing activities of $6.0 million for the six months ended June 30, 2007 was primarily due to $8.6 million from the net proceeds from sales of marketable securities offset by $2.7 million in purchases of property, plant, and equipment.

Cash Used in or Provided by Financing Activities

Cash used in financing activities of $100,000 for the six months ended June 30, 2008 was due to $700,000 repayment on equipment loan offset by cash inflow of $400,000 from proceeds from debt and $200,000 from issuance of common stock.

Cash provided by financing activities of $1.8 million for the six months ended June 30, 2007 was due to proceeds from issuance of common stock to Azimuth Opportunity, Ltd.

Stock Purchase Agreement

In June 2006, we entered into a stock purchase agreement with Azimuth Opportunity, Ltd. for a two year commitment of $30.0 million. Through June 30, 2008, we had raised approximately $4.1 million from the sales of common stock under this arrangement. In March 2008, we entered into an amendment to the purchase agreement with Azimuth to extend the term of the agreement until March 2010.

Operating Capital and Capital Expenditure Requirements

We expect to devote substantial resources to continue our research and development efforts for our future products and to launch Zingo, and, as of June 30, 2008, had not generated revenue from Zingo. We believe that the key factors that will affect our internal and external sources of cash are:

•	the level of revenue generated by Zingo sales;

•	the progress of preclinical development and laboratory testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the number of product candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our plans to establish sales, marketing and/or manufacturing capabilities;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development and commercialization of our products.

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

Contractual Obligations

Our outstanding contractual obligations relate to facilities leases and obligations under our agreement with our third-party contract manufacturer. Our contractual obligations as of June 30, 2008 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Equipment Financing	$12.2	$4.4	$7.8	$—	$—
Operating leases	4.9	2.3	2.6	—	—
Facility lease obligation	0.3	0.1	0.1	0.1

Total contractual cash obligations	$17.4	$6.8	$10.5	$0.1	$—

Under all of our license agreements, we could be required to pay up to a total of approximately $1.0 million in payments for milestones such as the initiation of clinical trials and the granting of patents. As of June 30, 2008, we incurred approximately $3.1 million of milestone charges, including approximately $1.6 million of cash payments and approximately $1.5 million of stock compensation, for the execution of agreements, patent approvals and the initiation of U.S. clinical trials. Milestone payments will also be due upon the first administration to a subject using licensed technology in a Phase 1 clinical trial, the first administration to a subject using licensed technology in a Phase 3 clinical trial and FDA approval of Adlea in addition to sales milestones and royalties payable on commercial sales if any occur. Dr. James N. Campbell, who has been a member of the Board of Anesiva since June 29, 2007, is one of the three licensors of Adlea.

We have entered into letters of credit totaling $589,000 securing our operating lease obligation. We are required to set aside cash as collateral. At June 30, 2008, we had $589,000 in certificates of deposit designated as restricted cash, which is not available for use in current operations.

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

The CJV leases a facility, with approximately 13,500 square feet which the CJV intends to use for office space and manufacturing, in Xuzhou, China (the “Facility”), under a Lease Contract (the “Lease”) dated April 8, 2008, between the CJV and Wanbang Biopharmaceutical Co., Ltd. Under the Lease, the CJV is committed to funding the construction and improvements to the Facility.

In accordance with EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, as the CJV is responsible for the construction costs, the CJV is deemed to be the owner of the Facility for accounting purposes during the construction period. During the period ended June 30, 2008, upon taking possession of the Facility and beginning construction, we capitalized approximately $486,000 in our construction in progress account to record the estimated fair value of the building with a related lease obligation of approximately $486,000 which was reflected in the accompanying balance sheet as Facility Lease Obligation. The related lease payments have been allocated to the building and the land based on their estimated relative fair values. The portion of the Lease related to land is treated as an operating lease and the balance of the lease payment is applied to the Facility Lease Obligation. Our construction phase began in June 2008.

Off-Balance Sheet Arrangements

At June 30, 2008 and 2007, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships. Such entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to decrease by 100 basis points, or 1 percent, from June 30, 2008 levels, the fair value of our portfolio would be insignificant. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

During the six months ended June 30, 2008, there were no material changes in the interest rate risk or foreign currency exchange risk disclosure set forth in Part II, Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of June 30, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Risk Factors Relating to Our Business

We have no in-house manufacturing and a limited number of manufacturing personnel and expect to depend on third-party manufacturing.*

We have limited manufacturing facilities, and we have a limited number of personnel with experience in manufacturing any clinical or commercial products or in designing drug manufacturing processes. We are in the process of acquiring manufacturing equipment and certain leasehold modifications that will be located at our contract manufacturer facilities. We have contracted with third-party manufacturers to produce, in collaboration with us, clinical and commercial supplies of our products. We intend to rely substantially on third-party contract manufacturers to manufacture, supply, warehouse and distribute any resulting products. Linde AG acts as the sole supplier for the cylinder of compressed helium gas, a key component in the dispenser for Zingo, for which we commenced commercialization in June 2008.

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

The contract manufacturers for Zingo need to purchase the materials required for Zingo. Suppliers may not sell these materials to us at the time we need them or on commercially reasonable terms. If our manufacturers or we are unable to purchase these materials or manufacture Zingo on commercially reasonable terms there would be a shortage in supply of Zingo, which would harm our ability to generate revenues from the sale of Zingo. If suppliers increase the price of these materials or we cannot otherwise produce Zingo with an acceptable cost of goods, the price for Zingo may increase which may make Zingo a less competitive product for the relief of venipuncture pain. If we change suppliers for any of these materials or any of our current suppliers experience a shutdown or disruption in the facilities used to produce these materials, due to technical, regulatory or other problems, it could harm our ability to manufacture products.

We may in the future elect to manufacture certain of our products in our own manufacturing facilities. We would need to invest additional funds and recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

If Wanbang Anesiva (Jiangsu) Biotech Co., Ltd., our joint venture with Jiangsu Wanbang Biological Pharmaceutical Corporation Limited (Wanbang), fails to obtain U.S. and/or foreign regulatory body approvals for the manufacturing of Zingo, we may not be able to produce Zingo for commercialization from the joint venture.*

We must receive FDA and/or foreign regulatory body approval for Zingo to be manufactured from the facility currently under construction in the city of XuZhou in the Jiangsu province of China in connection with our joint venture with Jiangsu Wanbang Biological Pharmaceutical Corporation Limited before we can commercialize or sell Zingo manufactured by this facility. The FDA or any foreign regulatory body can limit or deny its approval for many reasons, including:

•	regulators may not approve the manufacturing processes or facilities that we use; and

•	regulators may change their approval policies or adopt new regulations.

Failure to obtain FDA and/or foreign regulatory body approvals or any delay or setback in obtaining such approvals would:

•	adversely affect our ability to market Zingo and our ability to generate product revenues in foreign countries; and

•	impose additional costs and diminish any competitive advantages that we may attain.

As to any product for which marketing approval is obtained, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product is subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the product, up to and including a previously unknown or unrecognized adverse side effect, may result in restrictions on the product and/or labeling, including withdrawal of the product from the market. In addition, we may be slow to adapt, or we may never be able to adapt, to changes in existing requirements or new regulatory requirements or policies.

If we fail to comply with applicable U.S. and/or foreign body regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Wanbang Anesiva (Jiangsu) Biotech Co., Ltd., which will manufacture Zingo, is located outside of the United States, which subjects us to additional risks associated with international operations which may harm our business. *

The Wanbang Anesiva (Jiangsu) Biotech Co., Ltd. facility currently under construction, which will manufacture Zingo, is located outside the United States, in the city of XuZhou in the Jiangsu province of China. As a result of this international dimension, we face numerous challenges, including:

•	increased complexity and costs of managing international operations;

•	difficulties in enforcing contracts generally;

•	international economic and political conditions, such as political tensions;

•	limited protection of our intellectual property and other assets;

•	compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;

•	timing and availability of import and export licenses and other governmental approvals, permits and licenses, including export classification requirements;

•	foreign currency exchange fluctuations relating to our international operating activities;

•	transportation delays and limited local infrastructure and disruptions, such as large scale outages or interruptions of service from utilities or telecommunications providers;

•	differing employment practices and labor issues;

•	regional health issues (e.g., SARS) and natural disasters;

•	and work stoppages.

When the facility is completed, if the manufacture of Zingo is delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.

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

In connection with commercial sales of Zingo, or any other product for which we receive regulatory approval, we have established a sales and marketing organization with appropriate technical expertise and distribution capability. At present, we have 15 sales reps and a limited number of marketing employees. While our sales and marketing team is highly experienced, they have not worked together at Anesiva. Factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

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

We must receive FDA approval for each of our product candidates including Adlea before we can commercialize or sell these product candidates in the United States. Even if one of our product candidates is approved by the FDA, the specific approval may be significantly limited to specific disease indications, patient populations and dosages. The FDA can limit or deny its approval for many reasons, including:

•	a product candidate may be found to be unsafe or ineffective for the desired indication;

•	regulators may interpret data from preclinical testing and clinical trials differently and less favorably than we do;

•	regulators may not approve the manufacturing processes or facilities that we use; and

•	regulators may change their approval policies or adopt new regulations.

Failure to obtain FDA approval or any delay or setback in obtaining such approval would:

•	adversely affect our ability to market any drugs that we develop and our ability to generate product revenues; and

•	impose additional costs and diminish any competitive advantages that we may attain.

As to any product for which marketing approval is obtained, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product is subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the product, up to and including a previously unknown or unrecognized adverse side effect, may result in restrictions on the product and/or labeling, including withdrawal of the product from the market. In addition, we may be slow to adapt, or we may never be able to adapt, to changes in existing requirements or new regulatory requirements or policies.

If we fail to comply with applicable U.S. regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

If our clinical trials with respect to our product candidates do not meet safety or efficacy endpoints in these evaluations, or if we experience significant delays in these tests or trials, our ability to commercialize products and our financial position will be impaired.*

Clinical development is a long, expensive and uncertain process that is subject to significant delays. Due to the known or unknown circumstances beyond our control, it may take us several years to complete our testing, and failure can occur at any stage of testing. Patient enrollment in future clinical trials depends on many factors, including the size of the desired patient population, the nature and complexity of the trial protocol, the proximity of patients to clinical sites, and the eligibility criteria for the study and patient compliance. Delays in patient enrollment or failure of patients to continue to participate in a planned or ongoing study may cause an increase in costs and delays, or even result in the failure of the trial.

The results of preclinical or previous clinical studies do not necessarily predict future clinical trial results, and acceptable results in early studies may not adequately inform future risks observed in later studies. Any preclinical or clinical test may fail to produce results satisfactory to the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways by different reviewers and regulators, which could delay, limit or prevent regulatory approval. Drug-related adverse events during a clinical trial could cause us to repeat a trial, terminate a trial or even cancel a clinical program. In addition, we are required by the FDA to conduct additional preclinical studies, including toxicology, while our clinical studies are ongoing which may identify previously unknown risks or questions that could require additional investigations.

To obtain regulatory approval to market our product candidates, we will need to conduct nonclinical studies in animals, and the results of these nonclinical studies may not demonstrate adequate safety or efficacy and, even if they do, the results may not necessarily be predictive of results in human trials.

As part of the regulatory approval process, we must conduct, at our own expense, nonclinical studies in laboratory animals as well as clinical trials in humans. The number of nonclinical trials that the regulatory authorities will require varies depending on the product candidate, the disease or condition for which the product candidate is being developed to address and the regulations applicable to the particular product candidate. We may need to perform multiple nonclinical studies in different species using various doses and formulations of our product candidates before we can begin clinical trials, continue clinical trials or obtain approval of our drugs, which could result in delays in our ability to develop or obtain approval of our product candidates. Furthermore, nonclinical results in animal studies are not necessarily predictive of outcomes in human clinical trials. Even after we have conducted the adequate nonclinical studies in animals, we must demonstrate in clinical trials that our product candidates are safe and efficacious for use on humans, in order to receive regulatory approval for commercial sale. Even if initial results of nonclinical studies for our product candidates are positive, we may obtain different unforeseeable results in later stages of nonclinical and clinical drug development, including failure to show desired safety and efficacy.

There may be delays in developing a product candidate as a result of the necessary preclinical studies to assess the safety of the product candidate including its ability to cause cancer and interactions with other drugs.*

We are required to conduct preclinical studies to evaluate the safety of our product candidates including its ability to cause cancer. For example, such studies may be required for Adlea, or other future products, for the treatment of certain indications. Such studies require up to three years, or longer, to complete and report.

Failure to enroll patients for clinical trials may cause delays in developing the product candidates, and delays in the commencement of clinical testing of the current product candidates could result in increased costs to us and delay our ability to generate revenues.*

We will encounter delays or possibly regulatory rejections if we are unable to enroll enough patients to complete clinical trials as planned. Patient enrollment depends on many factors, including the size of the patient population, the nature and complexity of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. Any delays in planned patient enrollment in the future may result in increased costs and delays, which could harm or hamper our ability to develop the product candidate in the desired timelines and planning period.

Delays in the commencement of clinical testing could significantly increase product development costs and delay product commercialization beyond the period planned and disclosed publicly. The commencement of clinical trials can also be delayed for a variety of reasons, including delays in:

•	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and individual trial sites;

•	manufacturing sufficient quantities of a product candidate; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

It may require longer and larger clinical trials to study a product candidate for certain indications such as chronic conditions.*

The time frame of our clinical studies for a product candidate for a chronic condition may also be affected by the International Conference on Harmonisation guidelines that state that at least 1,500 patients must be exposed to the drug prior to submission of a registration application and from 300 to 600 patients be exposed to a new drug for one year. If development of Adlea for pain resulting from any disease syndrome or indication is subject to these guidelines, development for these indications may be longer than a development program for an acute condition such as postsurgical pain, which typically, but not always, requires a smaller patient exposure database. In addition to the time required to conduct these studies, the results of such studies may demonstrate previously unknown or unknowable harmful side effects of a product candidate, which could impair or prevent our ability to develop such a product candidate.

If third-party clinical research organizations do not perform in an acceptable and timely manner, our clinical trials could be delayed or unsuccessful.

We do not have the ability to conduct all of our clinical trials independently. We rely on the skills and individual commitments of clinical investigators, third party clinical research organizations and consultants to perform substantially all of these functions. If we cannot locate acceptable contractors to run our clinical trials or enter into favorable agreements with them, or if these third parties do not successfully carry out their contractual duties, satisfy FDA requirements for the conduct of clinical trials or meet expected deadlines, we will be unable to obtain required approvals and will be unable to commercialize our products on a timely basis, if at all. Our agreements are generally cancelable by either party with 30 days notice, with or without cause.

Even if our products are approved by regulatory authorities, if we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market. *

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown or unforeseeable problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, product returns, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

Our failure to estimate customer demand properly could adversely affect our financial results. *

Our inventory is based upon future demand forecasts or orders from our customers and may not accurately predict the quantity of Zingo that our customers will want or will ultimately purchase. In forecasting demand, we make multiple assumptions any of which may prove to be incorrect. Situations that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory and where our gross margin could be adversely affected include:

•	if there were a sudden and significant decrease in demand for Zingo; or

•	if our competition were to take unexpected competitive pricing actions.

Conversely, if we underestimate our customers’ demand for Zingo, we and our joint venture may not have adequate capacity to increase production, meaning that we may not be able to obtain sufficient inventory to fill our customers’ orders on a timely basis. Even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost effective or timely manner. Inability to fulfill our customers’ orders on a timely basis, or at all, could damage our customer relationships, result in lost revenue, cause a loss in market share, impact our customer relationships or damage our reputation, any of which could adversely impact our business.

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

Our strategy to develop, manufacture and commercialize our products may include entering into various relationships with other pharmaceutical companies or organizations with respect to some programs to advance such programs and reduce our expenditures on such programs. Our product candidates will sometimes target highly competitive therapeutic markets in which we have limited experience and expertise. If we are unable to develop this expertise ourselves, we will need to enter into agreements with a biotechnology or pharmaceutical company to provide us with the necessary resources and experience for the development and commercialization of products in these markets. There are a limited number of companies with the resources necessary to develop our future products commercially, and we may be unable to attract any of these firms. A company that has entered into a collaboration agreement with one of our competitors may choose not to enter into a collaboration agreement with us. We may not be able to negotiate any collaboration on acceptable terms or at all. If we are not able to establish collaborative arrangements, we may have to reduce or delay further development of some of our programs and/or increase our expenditures and undertake the development activities at our own expense. If we elect to increase our expenditures to fund our development programs, we will need to obtain additional capital, which may not be available on acceptable terms or at all.

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

Zingo is facing significant competition. Two leading products for local anesthesia prior to venipuncture procedures were L.M.X.4®, a cream-based product (formerly ELA-MAX, Ferndale Labs), and EMLA®, a cream-based product sold by AstraZeneca. EMLA® has historically been the market leader, and several generic versions of EMLA® that are manufactured by Fougera, Atrix, Geneva, and Hi-Tech Pharmaceuticals were approved by the FDA. These products already have established distribution channels and are well known to physicians and hospitals. A third product, Synera™, a topical anesthetic patch, was launched by ZARS/Endo Pharmaceuticals Inc. during 2006. There are additional products including Numby Stuff® (Iomed) and LidoSite® (Braun-Vyteris) with more rapid onset than the cream-based products above.

Adlea, if approved and commercialized, will face significant competition. For postsurgical pain, morphine administered by infusion pump is a common treatment method. Several other oral, injectable and patch opioids are also used, including Vicodin® (Abbott Labs), OxyContin® (Purdue Pharma), Ionsys™ and Duragesic® (Johnson & Johnson) and generic versions of Duragesic that are manufactured by Mylan & Sandoz. For later-stage osteoarthritis, in addition to NSAIDs, and Celebrex® (Pfizer), hyaluronic acid products, including Synvisc® (Genzyme), are injected locally and there is some oral opioid use. For the treatment of tendonitis, glucocorticosteroids are used. TRPV1, which is involved in the transmission of pain signals to the brain and which is affected by Adlea, has become a popular target for the pharmaceutical industry. TRPV1 inhibitors, or agonists, that may also compete with Adlea are being developed by several companies, including Merck-Neurogen, Pfizer-Renovis (a subsidiary of Evotec AG), Amgen, Schwarz Pharma-Amore Pacific, Purdue Pharma, and PainCeptor. These TRPV1 inhibitors are expected to advance to clinical evaluation shortly. We believe there are other products that are in development that may compete with our current product candidates.

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

The availability and levels of reimbursement by governmental and other third party payors affect the market for our products. The efficacy, safety and cost-effectiveness of our products as well as the efficacy, safety and cost-effectiveness of any competing products will determine the availability and level of reimbursement. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take up to nine to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products to other available therapies. If reimbursement for our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our revenues would be reduced.

We have a limited operating history and if we do not generate significant revenues, we will not be able to achieve profitability.*

We have a limited history of operations and we have incurred net losses since our inception. As of June 30, 2008, we had accumulated deficit of approximately $252.2 million. We expect to incur substantial net losses in order to further develop and commercialize our products and do not know whether or when we will become profitable and may not be able to sustain our operations.

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

We depend on our officers and key employees, and if we are not able to retain them or recruit additional qualified personnel, our business will suffer.*

We are highly dependent on our management and key employees. Due to the specialized knowledge each of our officers and key employees possesses with respect to our product candidates and our operations, the loss of service of any of our officers or key employees could delay or prevent the successful enrollment and completion of our clinical trials or the commercialization of Zingo. We do not carry key man life insurance on our officers or key employees.

We have an employment agreement with Michael Kranda, our president and chief executive officer. Mr. Kranda joined the Company in June 2008. Each of our officers and key employees may terminate his or her employment without notice and without cause or good reason.

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

These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence.*

Our executive officers, directors and principal stockholders, together with their affiliates, own approximately 61.9% of our voting stock, including shares subject to outstanding options based upon shares outstanding as of June 30, 2008. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. These stockholders will likely be able to determine the composition of our board of directors, possess the voting power to approve all matters requiring stockholder approval, including the approval of mergers and acquisitions or other changes in corporate control, and will continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

If our stock price is volatile, purchasers of our common stock could incur substantial losses.*

Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common stock may be influenced by many factors, including:

•	positive or negative results of our clinical trials;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	ability to manufacture our products to commercial standards;

•	public concern over our products;

•	litigation;

•	the departure of key personnel;

•	future sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment system;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Anesiva, Inc. was held on May 8, 2008 for the purpose of holding a stockholder vote on the following actions:

(1) To elect four directors to hold office until the 2011 Annual Meeting of Stockholders;

(2) To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2008; and

(3) To conduct any other business properly brought before the meeting.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. The final vote on the proposals were recorded as follows:

Proposal 1:

Election of four directors for three-year terms expiring at the 2011 annual meeting:

Nominee	For	Withheld
James A. Harper	32,928,035	186,340
Daniel S. Janney	32,923,756	190,619
Arnold L. Oronsky, Ph.D.	32,919,756	194,619
Michael F. Powell, Ph.D.	32,923,056	191,319

Proposal 2:

The selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was ratified by the following vote:

For	Against	Abstain	Broker non-votes
33,096,574	12,533	5,268	—

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(4)	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2(5)	Specimen stock certificate.

10.62(6)	Amendment to the License Agreement entered into as of April 15, 2008, by and between Anesiva and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. (“Sigma-Tau”).

10.63(7)	License and Distribution Agreement entered into as of April 24, 2008, by and between Anesiva and Green Vision Company.

10.64(8)	Offer Letter between Anesiva and Michael Kranda entered into as of June 16, 2008.

10.65(9)	Separation and Consulting Agreement between Anesiva and John P. McLaughlin entered into as of June 13, 2008.

10.66(10)	First Amendment to Equipment Loan and Security Agreement and Waiver entered into as of June 24, 2008, by Anesiva and General Electric Capital Corporation.

10.67+	License and Distribution Agreement entered into as of July 21, 2008, by and between Anesiva and Lee’s Pharmaceutical (HK) Limited.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the SEC pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed with the SEC on December 4, 2003, and incorporated herein by reference.

(2)	Filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573) for the period ended June 30, 2006, as filed with the SEC on August 10, 2006, and incorporated by reference herein.

(3)	Filed as Exhibit 3.2 to our Annual Report on Form 10-K (File No. 000-50573) for the year ended December 31, 2007, as filed with the SEC on March 14, 2008, and incorporated herein by reference.

(4)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-50573), filed with the SEC on February 11, 2008, and incorporated by reference herein.

(5)	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (File No, 333-110923), filed with the SEC on December 4, 2003, and incorporated by reference herein.

(6)	Filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573), filed on May 8, 2008, and incorporated by reference herein.

(7)	Filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573), filed on May 8, 2008, and incorporated by reference herein.

(8)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on June 19, 2008, and incorporated by reference herein.

(9)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on June 19, 2008, and incorporated by reference herein.

(10)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on June 26, 2008, and incorporated by reference herein.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2008

Anesiva, Inc.

/s/ Michael L. Kranda
Michael L. Kranda
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jean-Frédéric Viret
Jean-Frédéric Viret
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(4)	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2(5)	Specimen stock certificate.

10.62(6)	Amendment to the License Agreement entered into as of April 15, 2008, by and between Anesiva and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. (“Sigma-Tau”).

10.63(7)	License and Distribution Agreement entered into as of April 24, 2008, by and between Anesiva and Green Vision

Company.

10.64(8)	Offer Letter between Anesiva and Michael Kranda entered into as of June 16, 2008.

10.65(9)	Separation and Consulting Agreement between Anesiva and John P. McLaughlin entered into as of June 13, 2008.

10.66(10)	First Amendment to Equipment Loan and Security Agreement and Waiver entered into as of June 24, 2008, by Anesiva and General Electric Capital Corporation.

10.67+	License and Distribution Agreement entered into as of July 21, 2008, by and between Anesiva and Lee’s Pharmaceutical (HK) Limited.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the SEC pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed with the SEC on December 4, 2003, and incorporated herein by reference.

(2)	Filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573) for the period ended June 30, 2006, as filed with the SEC on August 10, 2006, and incorporated by reference herein.

(3)	Filed as Exhibit 3.2 to our Annual Report on Form 10-K (File No. 000-50573) for the year ended December 31, 2007, as filed with the SEC on March 14, 2008, and incorporated herein by reference.

(4)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-50573), filed with the SEC on February 11, 2008, and incorporated by reference herein.

(5)	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (File No, 333-110923), filed with the SEC on December 4, 2003, and incorporated by reference herein.

(6)	Filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573), filed on May 8, 2008, and incorporated by reference herein.

(7)	Filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573), filed on May 8, 2008, and incorporated by reference herein.

(8)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on June 19, 2008, and incorporated by reference herein.

(9)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on June 19, 2008, and incorporated by reference herein.

(10)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on June 26, 2008, and incorporated by reference herein.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.