Form 10-Q
period 2008-09-30
ANESIVA, INC.
filed 2008-11-14
CIK 1131517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares outstanding of the Registrant’s common stock as of October 31, 2008 was 40,487,919.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Anesiva, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$36,077	$90,840
Accounts receivable, net	84	—
Inventories	2,446	559
Prepaid expenses and other current assets	1,529	1,666

Total current assets	40,136	93,065
Property, plant and equipment, net	18,624	15,276
Restricted cash	589	590
Other assets	864	805

Total assets	$60,213	$109,736

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,202	$3,370
Accrued clinical trial liabilities	1,117	1,219
Accrued compensation	2,056	2,301
Other accrued liabilities	4,067	2,929
Current facility lease obligation	12	—
Current debt	17,722	2,356

Total current liabilities	30,176	12,175
Facility lease obligation, net of current portion	479	—
Long-term debt, net of current portion	—	8,485
Other long-term liabilities	62	562
Minority interest of the CJV	963	—
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2008 and December 31, 2007; 40,489 and 40,378 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	41	40
Additional paid-in capital	303,541	297,239
Accumulated other comprehensive loss	28	—
Accumulated deficit	(275,077)	(208,765)

Total stockholders’ equity	28,533	88,514

Total liabilities and stockholders’ equity	$60,213	$109,736

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Contract revenues	$1	$50	$304	$50
Operating expenses:
Manufacturing costs associated with Zingo	2,886	—	4,011	—
Research and development	12,931	9,541	39,378	24,915
Sales, general and administrative	6,341	6,426	22,712	18,426

Total operating expenses	22,158	15,967	66,101	43,341

Loss from operations	(22,157)	(15,917)	(65,797)	(43,291)
Interest and other expense	(280)	(1,027)	(959)	(1,117)
Interest and other income	176	887	992	2,835
Loss from debt extinguishment	(656)	—	(656)	—

Loss before minority interest	(22,917)	(16,057)	(66,420)	(41,573)
Minority interest in loss of the CJV	47	—	108	—

Net loss	$(22,870)	$(16,057)	$(66,312)	$(41,573)

Basic and diluted net loss per common share	$(0.57)	$(0.58)	$(1.64)	$(1.51)

Weighted average shares used to compute basic and diluted net loss per common share	40,366	27,659	40,321	27,456

See accompanying notes to condensed consolidated financials statements.

Anesiva, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the nine months ended September 30,
	2008	2007
Net loss	$(66,312)	$(41,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in loss of the CJV	(108)	—
Depreciation and amortization	1,117	201
Provision in inventory	3,476	—
Stock-based compensation	4,042	6,590
Write-down of marketable securities	—	1,060
Interest expense	30	3
Loss (gain) on disposal of equipment	77	(151)
Non-cash portion of loss on debt extinguishment	110	—
Changes in assets and liabilities:
Accounts receivable	(84)	—
Inventories	139	(148)
Prepaid expenses and other current assets	(5,363)	—
Other assets	(58)	(41)
Accounts payable	1,833	(1,368)
Accrued clinical trial liabilities	(101)	936
Accrued compensation	(274)	(349)
Other accrued liabilities	662	1,007

Net cash used in operating activities	(60,814)	(33,833)

Investing activities
Cash from consolidation of the CJV	1,071	—
Purchases of property, plant and equipment	(4,105)	(6,035)
Proceeds from disposal of equipment	7	171
Purchases of marketable securities	(1)	(30,750)
Maturities of marketable securities	—	47,724

Net cash provided by (used in) investing activities	(3,028)	11,110

Financing activities
Repayment of equipment loans and capital lease obligations	(11,399)	—
Proceeds from issuance of common stock	382	3,698
Proceeds from term loans	20,065	6,464

Net cash provided by financing activities	9,048	10,162

Net decrease in cash and cash equivalents	(54,794)	(12,561)
Effect of foreign exchange rates on cash and cash equivalents	31	—

Cash and cash equivalents at beginning of period	90,840	46,454

Cash and cash equivalents at end of period	$36,077	$33,893

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2008

1. Basis of Presentation

Anesiva, Inc. (“we” or “Anesiva” or “the Company”) was incorporated on January 19, 1999 in Delaware. We are a biopharmaceutical company focused on the development and commercialization of novel therapeutic treatments for pain management. Our portfolio of products includes:

•

Zingo™ (lidocaine hydrochloride monohydrate) powder intradermal injection system, which was approved by the Food and Drug Administration, the FDA, in August 2007 to reduce the pain associated with peripheral IV insertions or blood draws in children three to 18 years of age.

•

Adlea™, a long-acting, site-specific, non-opioid analgesic, is being developed for moderate to severe pain, and has completed multiple Phase 2 trials in post-surgical, musculoskeletal and neuropathic pain and a Phase 3 trial in bunionectomy. We are initially pursuing an indication for Adlea for the management of acute pain associated with orthopedic surgeries.

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

In October 2007, we entered into a joint venture agreement with Jiangsu Wanbang Biological Pharmaceutical Corporation Limited, or Wanbang, a Fosun company, of XuZhou, China to establish a collaborative venture (the “CJV”) to provide additional manufacturing capacity for worldwide supply utilizing materials sourced in the United States. We own a 49% interest in the profit or loss of the CJV, which is named Wanbang Anesiva (Jiangsu) Pharmaceuticals Ltd. In July 2008, the CJV was renamed Wanbang Anesiva (Jiangsu) Biotech Co., Ltd.

During the three months ended June 30, 2008, we commenced our principal business operations with the shipment of our first commercialized product, Zingo, and we exited the development stage. Prior to the three months ended June 30, 2008, we were a development stage company in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. We operate in one business segment.

In September 2008, we announced that we were realigning our operations and focusing human and financial resources by reducing our workforce and eliminating our preclinical development function to focus primarily on sales, marketing, late-stage clinical development and outsourced manufacturing. We recorded an expense of $551,000 in severance salaries and other termination-related benefits related to the termination of 21 employees.

We have determined that all the work-in-progress and finished goods inventories held at September 30, 2008 were impaired and unusable due to a non-safety related shelf life issue from a lot of unreleased product, and, as a result, we have written-down the related inventory by approximately $952,000.

On November 8, 2008, our Board of Directors approved the restructuring of our operations to focus on the clinical and commercial development of Adlea and to discontinue Zingo manufacturing and commercial operations as a result of manufacturing challenges and limited market penetration. In connection with the restructuring, we are reducing our workforce and eliminating our sales and marketing functions of 23 employees relating to Zingo commercial activities. We are offering severance benefits to the terminated employees, and anticipate recording a restructuring charge of approximately $500,000, primarily associated with personnel-related termination costs, which will be recognized in the fourth quarter of fiscal 2008. On November 10, 2008, we provided the Worker Adjustment and Retraining Notification Act (WARN) notices to 62 employees to inform them that their employment is expected to end by January 9, 2009. Expenses relating to employees receiving the WARN notices will be recognized ratability through their period of service.

We also anticipate that we will reclassify approximately $3.0 million of inventories and $16.7 million of long-term net assets to be held-for-sale in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets in the fourth quarter of fiscal 2008. At this time, we cannot reasonably estimate the fair market value of the assets to be reclassified as held-for-sale in the fourth quarter of fiscal 2008. These assets may be subject to a material write-down from the current book values as we assess their fair value during the fourth quarter of fiscal 2008. In addition, we have approximately $22,000 in other long-term liabilities relating to license and distribution agreements, which we anticipate will be reclassified to current liabilities. At this time, we cannot reasonably estimate the costs of discontinuing the Zingo manufacturing, sales and marketing activities, including the impact from exiting existing vendor, sales, marketing and manufacturing arrangements. We may record additional material expenses during the fourth quarter of fiscal 2008 related to this restructuring.

We intend to license the rights to the advanced needle-free delivery technology underlying Zingo to third parties for use with other medications other than lidocaine. We may also seek opportunities to extend the patent life for technology improvements related to the Zingo technology.

We plan to meet with our CJV partners in China to discuss our future relationship. We will restructure, suspend or cancel agreements for the distribution of Zingo for non-U.S. territories. In order to wind down ongoing product support obligations, we will manage the removal of Zingo from the U.S. supply chain and recall all Zingo devices in the field.

On November 10, 2008, we announced that the ACTIVE-1 Phase 3 trial evaluating Adlea missed its primary endpoint of reducing post-surgical pain versus placebo (p=0.07) following bunionectomy surgery at four to 32 hours post-surgery. The same measure was highly significant (p=0.004) from four to 48 hours post-surgery. The trial also achieved a key secondary endpoint of reducing opioid use for Adlea versus placebo (p=0.012) over the four to 32 hour period. Adverse events were similar for both active treatment and placebo groups. Results of a second Phase 3 trial of Adlea, in total knee replacement surgery, will be announced in December 2008.

On November 10, 2008, we have repaid approximately $20.1 million in outstanding principal and accrued interest pursuant to a loan and security agreement, dated September 30, 2008 between us and Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation (collectively, the “Lenders”), as a result of the discontinuance of Zingo manufacturing and commercial operations. We are in the process of negotiating the Lenders’ claim for a final payment fee of approximately $800,000. As a result, all debt associated with the Oxford Loan Agreement was accounted for as current at September 30, 2008.

Our capital requirements depend on numerous factors, including: our ability to successfully implement our restructuring plan and whether we determine to pursue other indications for Adlea. Our announcement that we have discontinued Zingo manufacturing and commercial operations and that the ACTIVE-1 Phase 3 clinical trial evaluating Adlea versus placebo following bunionectomy surgery did not meet its primary end point have significantly depressed our stock price and severely impaired our ability to raise additional funds. It could be difficult or impossible for us to raise additional capital.

If we do proceed with raising funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned development and commercialization activities, which could materially harm our business.

We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our activities into January 2009. We have based this estimate on assumptions that may prove to be wrong, and we may utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

The accompanying unaudited condensed consolidated financial statements of Anesiva and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management these unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Anesiva’s financial position at September 30, 2008, Anesiva’s results of operations for the three and nine months ended September 30, 2008 and 2007 and Anesiva’s cash flows for the nine months ended September 30, 2008. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Anesiva, Inc., its wholly owned subsidiaries, AlgoRx Pharmaceuticals, Inc., Anesiva Hong Kong Ltd., and its Chinese joint venture, Wanbang Anesiva (Jiangsu) Biotech Co. Ltd, or the CJV, located in Jiangsu, China, whose financial statements are consolidated with ours pursuant to FASB Interpretation No. 46R Consolidation of Variable Interest Entities (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. In February 2008, we contributed $514,500 to the CJV, and in July 2008, we invested an additional $514,500 in the CJV, each in accordance with the cooperative joint venture contract. Jiangsu Wanbang Biological Pharmaceutical Corporation Limited, or Wanbang, and an individual investor have contributed a total of $1.1 million to the CJV as of September 30, 2008. We own a 49% interest in the CJV’s profit or loss. We have guaranteed Wanbang and the individual investor’s return on their investment, which together represents a 51% interest in the CJV, for a period ending three years after the FDA approval of manufacturing at the CJV. We have determined that we are the primary beneficiary of this entity and have consolidated the results of the CJV (see Note 8). We recorded a minority interest in the condensed consolidated financial statements to account for the ownership interest of Wanbang. Intercompany accounts and transactions have been eliminated.

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

In August 2007, $900,000 invested in a AAA-rated auction rate security failed to settle in auction. The failure resulted in the interest rate on this investment resetting at a higher rate. We concluded that the impairment for the security was other-than-temporary. At September 30, 2008, we continue to conclude that the impairment for this security is other-than-temporary and are maintaining the carrying amount for that investment at $0. At September 30, 2008, this investment is being rated AA and is currently paying interest. Should this auction rate security reset or trade again due to improvements in the corporate debt market, we may be able to sell it. At September 30, 2008, we invest all of our cash equivalents in a money market fund that holds United States Treasury debt instruments and United States Treasury bills. At September 30, 2008 and December 31, 2007, we hold no marketable securities, except the illiquid security discussed above.

Our auction rate security is managed by Credit Suisse Securities (USA) LLC, or Credit Suisse. In a letter dated October 2, 2008, Credit Suisse offered to purchase our auction rate security upon the terms and conditions of a tender offer that will expire on December 11, 2008. If we choose to accept this offer and it is binding on Credit Suisse, we anticipate that we will record a gain of approximately $900,000 in the fourth quarter of 2008 related to the instruments this offer represents.

Concentration of Credit Risks and Fair Value of Financial Instruments

The carrying values of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values.

We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to hospitals and wholesale distributors in the normal course of business. Customer creditworthiness is monitored and collateral is not normally required. We have not experienced any credit losses on our accounts receivable. Our three largest customers accounted for an aggregate of approximately 11%, 36%, and 42% of net accounts receivable as of September 30, 2008.

Inventories

Inventories are stated at the lower of cost or market and consist primarily of material and certain contract manufacturing costs for the production of Zingo that were incurred subsequent to the approval for marketing by the FDA. Cost is determined using the first-in, first-out basis. The valuation of inventory requires us to estimate obsolete or excess inventory based on analysis of future demand for Zingo. If inventory costs exceed expected market value, impairment charges may be recorded as deemed necessary by management for the difference between the cost and the market value. During the three and nine months ended September 30, 2008, we wrote down the value of our inventory by $2.5 million for unusable inventories, which includes the $952,000 noted below, and $3.5 million for unusable inventories and the lower of cost or market determinations, respectively.

Inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw material	$2,446	$274
Work-in-process	—	285
Finished goods	—	—

Total	$2,446	$559

We have determined that all the work-in-progress and finished goods inventories held at September 30, 2008 were impaired and unusable due to a non-safety related shelf life issue from a lot of unreleased products, and, as a result, we have written-down the related inventory by approximately $952,000.

Other Assets

Other assets consist of nonmarketable equity investments in Lumen Therapeutics LLC, or Lumen, and Particle Therapeutics Ltd., or Particle Therapeutics, both private companies, carried at the cost of approximately $89,000 and $150,000, respectively, which approximates their fair values.

Contract and Other Revenues

Our revenue recognition policies are in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, or SAB 104, and EITF 00-21, Revenue Recognition in Financial Statements, which provides guidance on revenue recognition in financial statements and is based on the interpretations and practices developed by the SEC. SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence exists of an arrangement; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fees charged for services rendered and products delivered and the collectibility of those fees. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. If we have an ongoing involvement or performance obligation, non-refundable up-front fees are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the consolidated statement of operations over the term of the performance obligation. If we have no ongoing involvement or performance obligation, non-refundable up-front fees are generally recorded as revenue in the period in which the rights are transferred.

In August 2007, the Company entered into an agreement granting Particle Therapeutics a license to incorporate its drug delivery technology into its needle-free, transdermal delivery system for glucagon, a hormone commonly used for the treatment of hypoglycemia associated with Type 1 and Type 2 diabetes. Under the terms of the license agreement, the Company has received an up-front payment in ordinary shares and will receive milestone payments for certain key clinical and regulatory achievements, royalties on future sales, as well as royalties on revenues from any future sub-licensing of the technology from Particle Therapeutics to third parties. In accordance with Accounting Principles Board (“APB”) Opinion 29, Accounting for Nonmonetary Transactions, or APB 29, the fair value of the exchanges is based on the fair value of the shares received, or approximately $89,000 from Lumen and $150,000 from Particle Therapeutics. For the nine months ended September 30, 2008 and the year ended December 31, 2007, the Company recognized $100,000 and $50,000 in non monetary revenue, respectively. Under Emerging Issues task Force (“EITF”) 00-8: Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services, changes in fair value of the shares received from Particle Therapeutics after the measurement date unrelated to the achievement of performance conditions will be accounted for in accordance with any relevant literature on the accounting and reporting for investments in equity instruments.

Manufacturing Costs Associated with Zingo

Manufacturing costs associated with Zingo include certain costs associated with our manufacturing process, including depreciation and personnel costs for activities such as quality assurance and quality control that were not capitalized in inventory, scrap during the manufacturing process, idle facility, expenses related to unusable inventories and the lower of cost or market determinations.

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

Stock compensation

We estimate the fair value of each option grant to employees on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended September 30,				For the nine months ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	Stock option plans		ESPP		Stock option plans		ESPP
Dividend yield	—	—	—	—	—	—	—	—
Risk-free interest rate	3.3%	4.9%	1.9%	4.7%	3.0%	4.8%	1.9%	4.7%
Volatility	74%	75%	74%	77%	73%	78%	74%	77%
Expected life (in years)	5.3	5.3	0.5	0.5	5.3	5.4	0.5	0.5

In the nine months ended September 30, 2008 and 2007, the fair value of the options granted was $3.83 and $4.39, respectively.

Employee stock-based compensation expense recognized for the nine months ended September 30, 2008 and 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	For the three months ended September 30,						For the nine months ended September 30,
	Stock options		ESPP		Restricted stock		Stock options		ESPP		Restricted stock
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Manufacturing costs associated with Zingo	$20	$—	$—	$—	$—	$—	$21	$—	$—	$—	$—	$—
Research and development	289	444	16	20	38	18	1,077	1,357	64	67	71	61
Sales, general and administrative	510	1,526	16	16	(24)	38	2,372	4,680	56	62	80	132

	$819	$1,970	$32	$36	$14	$56	$3,470	$6,037	$120	$129	$151	$193

At September 30, 2008, the unrecognized compensation expense related to unvested outstanding stock options was approximately $4.0 million which will be recognized through 2012, and the weighted-average remaining recognition period was 2.8 years.

We have also granted restricted stock awards and stock options to consultants. We account for stock awards issued to such non-employees in accordance with the provisions of Emerging Issues Task Force, or EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or Issue No. 96-18. Under Issue No. 96-18, stock awards to non-employees are accounted for at their respective fair values using the Black-Scholes option-pricing model unless a more readily determinable fair value is available. The fair value of options granted to non-employees is remeasured during the performance period as the underlying options vest or as milestones are reached. During the nine months ended September 30, 2008, we granted 7,000 shares of restricted stock and 10,000 shares of stock options to one non-employee and recorded approximately $96,000 and $204,000 in stock-based compensation expense, respectively. During the nine months ended September 30, 2007, we granted 7,000 shares of restricted stock and 17,000 shares of stock options to two non-employees and recorded approximately $106,000 and $125,000 in stock-based compensation expense, respectively. During the three months ended September 30, 2008 and 2007, we recorded $10,000 and $38,000 in stock-based compensation expense, respectively.

Recent Accounting Pronouncements

In October 2008, the FASB issued Staff Position No. FSP FAS 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS No. 157-3) which amends FAS No. 157 to include guidance on how to determine the fair value of a financial asset in an inactive market and which is effective immediately on issuance, including prior periods for which financial statements have not been issued. The implementation of FSP FAS No. 157-3 did not have a material impact on our condensed consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 becomes effective on November 15, 2008. We do not anticipate the adoption of SFAS No. 162 will have a material impact on our consolidated financial position, results of operations or cash flows.

2. Property, Plant and Equipment

The CJV leases a facility, with approximately 13,500 square feet for office space and manufacturing, in Xuzhou, China (the “Facility”), under a Lease Contract (the “Lease”) dated April 8, 2008, between the CJV and Wanbang Biopharmaceutical Co., Ltd. Under the Lease, the CJV is committed to funding the construction and improvements to the Facility.

Due to our involvement in and assumed financial risk during the construction period, as well as the nature of the leasehold improvements for the Facility, we are required under EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction to reflect the lease of the Facility in our financial statements as if we purchased the building . As of September 30, 2008, we have capitalized approximately $501,000 in construction in progress to record the estimated fair value of the building with a related lease obligation of approximately $491,000, which was reflected in the accompanying balance sheet as Facility Lease Obligation. The related lease payments have been allocated to the building and the land based on their estimated relative fair values. The portion of the Lease related to land is treated as an operating lease and the balance of the lease payment is applied to the Facility Lease Obligation. Due to the restructuring discussed in Footnote 1, Basis of Presentation, we plan to meet with our CJV partners in China to discuss the future relationship. We will restructure, suspend or cancel agreements for the distribution of Zingo for non-U.S. territories.

3. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of additional potential common shares.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator for basic and diluted net loss per share:
Net loss	$(22,870)	$(16,057)	$(66,312)	$(41,573)

Denominator for basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	40,365,569	27,658,847	40,321,175	27,456,277
Less: weighted-average shares subject to repurchase	—	(148)	—	(271)

Weighted-average shares used in computing basic and diluted net loss per share	40,365,569	27,658,699	40,321,175	27,456,006

Basic and diluted net loss per share	$(0.57)	$(0.58)	$(1.64)	$(1.51)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive due to our net loss during each period. Restricted stock that is not yet vested is included as dilutive common share equivalents because we consider such securities equivalent to stock options.

	Nine months ended September 30,
	2008	2007
Restricted stock	57,147	152,320
Warrants	1,855,294	65,212
Options	3,665,227	3,427,010

Total	5,577,668	3,644,542

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities, and foreign currency translation adjustments in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive loss and its components for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(22,870)	$(16,057)	$(66,312)	$(41,573)
Change in unrealized gain (loss) on investments	(1)	10	(1)	23
Cumulative foreign currency translation adjustment	—	—	29	—

Comprehensive loss	$(22,871)	$(16,047)	$(66,284)	$(41,550)

5. Stockholders’ Equity

In February 2005, we issued 19,684 shares of restricted common stock to employees and two directors, half of which will cliff vest on the anniversary dates of the grant date over a two to three year period. The weighted-average fair value of this stock at the time of issuance was $24.72 per share. In February 2007, we issued 127,650 shares of restricted common stock to employees, one-third of which will cliff vest on the anniversary dates of the grant date over a three-year period. The weighted-average fair value of this stock at the time of issuance was $7.60 per share. In February 2008, we issued 19,012 shares of restricted common stock to employees, one-third of which will cliff vest on the anniversary dates of the grant date over a three-year period. The weighted-average fair value of this stock at the time of issuance was $5.03 per share. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. As a result of these awards, during the three and nine months ended September 30, 2008, we recognized approximately $14,000 and $151,000 in compensation expense, respectively. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all the remaining restricted stock awards that were granted in 2005, 2007 and 2008 continue to vest, we expect to recognize approximately $18,000, $104,000, $65,000, and $10,000 in compensation expense during the remainder of 2008 and the years ended December 31, 2009, 2010, and 2011, respectively. However, no compensation expense will be recognized for stock awards that do not vest.

As of September 30, 2008, under the terms of the stock purchase agreement with Azimuth Opportunity, Ltd., we had received a total of $4.1 million of cash proceeds from the sale of 617,898 shares of our common stock to Azimuth Opportunity, Ltd. and have approximately $25.9 million available for future draws.

6. Restructuring Activities

In October 2006, we announced the closure of a former AlgoRx Pharmaceuticals, Inc. office space in Secaucus, New Jersey to further reduce ongoing operational costs. As a result, we incurred a charge of approximately $176,000 primarily related to severance costs for five employees. Also in October 2006, we recorded a charge of approximately $487,000 related to vacating our office space in Secaucus, New Jersey and discontinuing other office equipment operating leases. In September 2007, we recorded an additional charge of $579,000 due to the elimination of any future sublease income, as a result of a worsening of the office rental market in Secaucus, New Jersey. The lease related to this office space expires in July 2009 and the remaining leases related to the office equipment expire in January 2009. At September 30, 2008, the remaining accrued liability related to this sublease of the Secaucus office was approximately $339,000. The following table sets forth the activity in the accrued liability related to exiting the lease of our office space in Secaucus, New Jersey, which is included in other accrued liabilities and other long term liabilities at September 30, 2008 (in thousands):

Exit Costs of Secaucus Office
Accrued liabilities at December 31, 2006	$443
Additional accrual for exit costs of Secaucus office recorded in September 2007	579
Payment against accrued liability	(365)

Accrued liabilities at December 31, 2007	$657

Payment against accrued liability	(318)

Accrued liabilities at September 30, 2008	$339

In September 2008, we announced that we were realigning our operations and focusing human and financial resources by reducing our workforce and eliminating our preclinical development function to focus primarily on sales, marketing, late-stage clinical development and outsourced manufacturing. We recorded an expense of $551,000 in severance salaries and other termination-related benefits related to the termination of 21 employees. During the three months ended September 30, 2008, we made payments of $484,000 related to the restructuring. At September 30, 2008, we had approximately $67,000 accrued for severance salaries and other termination-related benefits relating to the reduction-in-force.

On November 8, 2008, our Board of Directors approved the restructuring of our operations to focus on the clinical and commercial development of Adlea, our novel, capsaicin-based product candidate currently in late-stage clinical development for the management of acute pain following orthopedic surgery. See Footnote 1, Basis of Presentation, for additional information.

7. Debt

In August 2007, we entered into an equipment loan and security agreement, which was amended on June 24, 2008 (the “GE Loan Agreement”) with General Electric Capital Corporation, GECC, with respect to the financing of laboratory and manufacturing equipment in an amount up to $15.0 million. We borrowed approximately $6.6 million, $4.4 million and $420,000 under the agreement on August 30, 2007, November 30, 2007 and May 30, 2008, respectively. The promissory notes for the three borrowings were repayable over 42 months and bear a fixed interest rate of 9.91% per annum. The first six payments under the promissory notes are interest payments and the next 36 payments are both interest and principal payments. The loan and security agreement contained certain restrictive covenants relating primarily to the financed equipment and additional indebtedness. The loan and security agreement also contained provisions permitting the lender to accelerate the loan if we are in default. On September 30, 2008, we paid the remaining $10.7 million in principal, interest due and prepayment fees under the terms of the GE Loan Agreement. In connection with the debt extinguishment, we recorded a charge of approximately $656,000 for legal costs, termination and penalty fees and unamortized debt discounts.

On September 30, 2008, we entered into a loan and security agreement (the “Oxford Loan Agreement”) with Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation (collectively, the “Lenders”), and Oxford Financial Corporation, as Agent, pursuant to which the Lenders agreed to lend us up to $30.0 million. On September 30, 2008, we received an initial $20.0 million pursuant to the terms and conditions set forth in the Oxford Loan Agreement. The remaining $10.0 million under the Oxford Loan Agreement will become available to us prior to March 31, 2009 upon the achievement of positive Phase 3 data from our product candidate Adlea in either bunionectomy or total knee replacement surgery, and if our company’s average market capitalization is at least $75.0 million for the 10 consecutive business days prior to the drawdown. We paid the Lenders a one-time fee of $300,000 in the aggregate upon the execution of the Oxford Loan Agreement.

Any amounts drawn down under the Oxford Loan Agreement accrue interest at a per annum rate equal to the greater of (i) 12.00% and (ii) the sum of (a) the three-month U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the applicable funding rate, plus (b) 9.21%. Through June 30, 2009, we will make monthly payments of interest only, at which time we will commence monthly payments of interest and principal. Additionally, any amounts drawn under the Oxford Loan Agreement may become immediately due and payable in full or in part upon (i) an “Event of Default,” which is defined in the Oxford Loan Agreement in a customary way for financings of this type or (ii) the non-achievement of both of the following two milestones by us: (a) we will have received, by no later than June 30, 2009, net proceeds of at least $50.0 million from the issuance and sale of the company’s stock, and (b) our product sales revenue, excluding licensing revenue, for the trailing twelve month period ending on June 30, 2009 shall be equal to or greater than $20.0 million. In addition, the Lenders were issued warrants to purchase an aggregate of up to 1,790,082 shares of common stock of the Company at an exercise price of $1.6759 per share. The estimated fair value of the warrants of $1.9 million was recorded as a debt discount with an offsetting entry to additional paid-in-capital. The warrants expire on the tenth anniversary of the date of the Oxford Loan Agreement.

On November 10, 2008, we have repaid approximately $20.1 million in outstanding principal and accrued interest pursuant to the Oxford Loan Agreement with the Lenders as a result of the discontinuance of Zingo manufacturing and commercial operations. We are in the process of negotiating the Lenders’ claim for a final payment fee of approximately $800,000. As a result, all debt associated with the Oxford Loan Agreement was accounted for as current at September 30, 2008.

8. Joint Venture and License and Distribution Agreements

Minority Interest in Variable Interest Entity

In February 2008, we contributed $514,500 to our joint venture with Wanbang in accordance with the cooperative joint venture contract upon approval by the Chinese commerce government authorities in January 2008. In July 2008, we invested an additional $514,500 in the CJV in accordance with the cooperative joint venture contract. Wanbang and an individual investor contributed $1.1 million to the CJV as of September 30, 2008.

The CJV has five directors on its board of directors; two are appointed by Anesiva, two are appointed by Wanbang, and one is appointed jointly. The chairman of the board is appointed by Wanbang and the vice-chairman is appointed by Anesiva. A quorum of the board of directors is two thirds of the directors, or four out of the five directors. The vote of two thirds of the directors, or four out of five directors, is required to change a supply agreement and a quality agreement between the CJV and Anesiva. The directors of the CJV serve without remuneration except for the director appointed jointly. Anesiva and Wanbang each appoint a supervisor to oversee the activities of the board of the directors and the CJV and to investigate any irregularities.

Under the terms of the joint venture agreement with Jiangsu Wanbang Biological Pharmaceutical Corporation Limited, if by the end of the third year of U.S. FDA approval of the Zingo manufacturing process at the CJV, the accumulated net profits obtained by Wanbang are less than the actual capital contributions made by Wanbang to the CJV by then, we will reimburse Wanbang for the difference between Wanbang actual capital contribution and Wanbang cumulative third anniversary profits from the U.S. FDA approval date. We have incurred a liability for the fair value of this guarantee, approximately $18,000 in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), as of September 30, 2008. We could potentially have to pay out a maximum of $1.1 million under this guarantee if the CJV receives FDA approval but does not accumulate any profits within three years of that approval.

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

As a result of consolidating the accounts of the CJV at September 30, 2008, we recognized minority interest of $963,000 in the consolidated balance sheet, representing the equity interests of the CJV’s other investors. This amount is less than the carrying cost of their collective investment by approximately $108,000 at September 30, 2008 and is equal to their cumulative share of operating loss of the CJV as of and for the nine months ended September 30, 2008.

Exclusive License and Distribution Agreements

In December 2007, the Company entered into an agreement with Medical Futures Inc. whereby the Company granted an exclusive license to Medical Futures for the marketing and distribution of Zingo in Canada. Under the terms of the agreement, Medical Futures will be responsible for all regulatory filings, marketing, distribution and selling in Canada. Upon regulatory approval in Canada, Medical Futures will purchase Zingo at a transfer price. The Company received a $50,000 upfront payment which is classified as accrued expense. For the three and nine months ended September 30, 2008, we recognized none and an insignificant amount, respectively, in revenue under this agreement.

In February 2008, as amended in April 2008, we entered into a license agreement with Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. (Sigma-Tau). Under the terms of the agreement, Sigma-Tau will be the exclusive distributor of Zingo in Italy, France, Germany, Netherlands, Belgium, Luxembourg certain French-speaking African countries, Liechtenstein, Portugal, Spain and Switzerland. We received a total of $275,000 of upfront payments, which are classified as deferred revenues, and will be recognized over the term of the agreement upon the achievement of a regulatory milestone. For the three and nine months ended September 30, 2008, we did not recognize any revenue under this agreement.

In April 2008, we entered into an exclusive license and distribution agreement with Green Vision Company. Under the terms of the agreement, Green Vision will be the exclusive distributor of Zingo in Bahrain, Jordan, Kuwait, Lebanon, Oman, Qatar, Saudi Arabia and United Arab Emirates. The agreement provides for an upfront payment, royalty payments, and payments for the achievement of certain sales milestones. We received a $25,000 upfront payment, which is classified as deferred revenue, and will be recognized over the term of the agreement. For the three and nine months ended September 30, 2008, we recognized an insignificant amount in revenue under this agreement.

In June 2008, we entered into a license agreement for worldwide rights to our NF-kappa B Decoy program to Transcription Factor Therapeutics, Inc. (TFT). Under the terms of the agreement, we will receive a non-refundable upfront licensing fee of $1.7 million within 90 business days from the effective date of the agreement and a milestone payment of $500,000 upon the latter of inventory or technology transfer. We may receive substantial milestone payments if additional products are commercialized. In turn, we are required to pay a sublicense fee that is a percentage of the license revenues received from TFT upon receipt of any license payments. As of September 30, 2008, we had not recognized any revenue under the license agreement.

In July 2008, we entered into an exclusive license and distribution agreement Lee’s Pharmaceutical (HK) Limited (“Lee’s Pharma”). Under the terms of the agreement, Lee’s Pharma will be the exclusive distributor of the Zingo product in People’s Republic of China, Hong Kong and Macau. Pursuant to the agreement, we will receive an upfront payment, royalty payments, and payment for the achievement of a milestone. The agreement also requires that Zingo devices sold in the licensed territories be sourced from the Zingo assembly facility under construction through the CJV. As of September 30, 2008, we had not recognized any revenue under the license agreement.

9. Subsequent Events

Our auction rate security, described in Note 1 above, is managed by Credit Suisse Securities (USA) LLC, or Credit Suisse. In a letter dated October 2, 2008, Credit Suisse offered to purchase our auction rate security upon the terms and conditions of a tender offer that will expire on December 11, 2008. If we choose to accept this offer and it is binding on Credit Suisse, we anticipate that we will record a gain of approximately $900,000 in the fourth quarter of 2008 related to the instrument this offer represents.

On November 8, 2008, our Board of Directors approved the restructuring of our operations to focus on the clinical and commercial development of Adlea, our novel, capsaicin-based product candidate currently in late-stage clinical development for the management of acute pain following orthopedic surgery, and to discontinue Zingo manufacturing and commercial operations as a result of manufacturing challenges and limited market penetration. In connection with the restructuring, we are reducing our workforce and eliminating our sales and marketing functions of 23 employees relating to Zingo commercial activities. We are offering severance benefits to the terminated employees, and anticipate recording a restructuring charge of approximately $500,000, primarily associated with personnel-related termination costs, which will be recognized in the fourth quarter of fiscal 2008. On November 10, 2008, we provided the Worker Adjustment and Retraining Notification ACT (WARN) notices to 62 employees to inform them that their employment is expected to end by January 9, 2009. Expenses relating to employees receiving the WARN notices will be recognized ratability through their period of service.

We also anticipate that we will reclassify approximately $3.0 million of inventories and $16.7 million of long-term net assets to be held-for-sale in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets in the fourth quarter of fiscal 2008. At this time, we cannot reasonably estimate the fair market value of the assets to be reclassified as held-for-sale in the fourth quarter of fiscal 2008. These assets may be subject to a material write-down from the current book values as we assess their fair value during the fourth quarter of fiscal 2008. In addition, we have approximately $22,000 in other long-term liabilities relating to license and distribution agreements, which we anticipate will be reclassified to current liabilities. At this time, we cannot reasonably estimate the costs of discontinuing the Zingo manufacturing, sales and marketing activities, including the impact from exiting existing vendor, sales, marketing and manufacturing arrangements. We may record additional material expenses during the fourth quarter of fiscal 2008 related to this restructuring.

On November 10, 2008, we have repaid approximately $20.1 million in outstanding principal and accrued interest pursuant to the Oxford Loan Agreement with the Lenders as a result of the discontinuance of Zingo manufacturing and commercial operations. We are in the process of negotiating the Lenders’ claim for a final payment fee of approximately $800,000. As a result, all debt associated with the Oxford Loan Agreement was accounted for as current at September 30, 2008.

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

•

Adlea™, a long-acting, site-specific, non-opioid analgesic, is being developed for moderate to severe pain, and has completed multiple Phase 2 trials in post-surgical, musculoskeletal and neuropathic pain and a Phase 3 trial in bunionectomy. We are initially pursuing an indication for Adlea for the management of acute pain associated with orthopedic surgeries.

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

In September 2008, we announced that we were realigning our operations and focusing human and financial resources by reducing our workforce and eliminating our preclinical development function to focus primarily on sales, marketing, late-stage clinical development and outsourced manufacturing. We recorded an expense of $551,000 in severance salaries and other termination-related benefits related to the termination of 21 employees.

We have determined that all the work-in-progress and finished goods inventories held at September 30, 2008 were impaired and unusable due to a non-safety related shelf life issue from a lot of unreleased product, and, as a result, we have written-down the related inventory by approximately $952,000.

On November 8, 2008, our Board of Directors approved the restructuring of our operations to focus on the clinical and commercial development of Adlea, our novel, capsaicin-based product candidate currently in late-stage clinical development for the management of acute pain following orthopedic surgery, and to discontinue Zingo manufacturing and commercial operations as a result of manufacturing challenges and limited market penetration. In connection with the restructuring, we are reducing our workforce and eliminating our sales and marketing functions of 23 employees relating to Zingo commercial activities. We are offering severance benefits to the terminated employees, and anticipate recording a restructuring charge of approximately $500,000, primarily associated with personnel-related termination costs, which will be recognized in the fourth quarter of fiscal 2008. On November 10, 2008, we provided the Worker Adjustment and Retraining Notification ACT (WARN) notices to 62 employees to inform them that their employment is expected to end by January 9, 2009. Expenses relating to employees receiving the WARN notices will be recognized ratability through their period of service.

We also anticipate that we will reclassify approximately $3.0 million of inventories and $16.7 million of long-term net assets to be held-for-sale in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets in the fourth quarter of fiscal 2008. At this time, we cannot reasonably estimate the fair market value of the assets to be reclassified as held-for-sale in the fourth quarter of fiscal 2008. These assets may be subject to a material write-down from the current book values as we assess their fair value during the fourth quarter of fiscal 2008. In addition, we have approximately $22,000 in other long-term liabilities relating to license and distribution agreements, which we anticipate will be reclassified to current liabilities. At this time, we cannot reasonably estimate the costs of discontinuing the Zingo manufacturing, sales and marketing activities, including the impact from exiting existing vendor, sales, marketing and manufacturing arrangements. We may record additional material expenses during the fourth quarter of fiscal 2008 related to this restructuring.

We intend to license the rights to the advanced needle-free delivery technology underlying Zingo to third parties for use with other medications other than lidocaine. We may also seek opportunities to extend the patent life for technology improvements related to the Zingo technology.

We plan to meet with our CJV partners in China to discuss our future relationship. We will restructure, suspend or cancel agreements for the distribution of Zingo for non-U.S. territories. In order to wind down ongoing product support obligations, we will manage the removal of Zingo from the U.S. supply chain and recall all Zingo devices in the field.

On November 10, 2008, we announced that the ACTIVE-1 Phase 3 trial evaluating Adlea missed its primary endpoint of reducing post-surgical pain versus placebo (p=0.07) following bunionectomy surgery at four to 32 hours post-surgery. The same measure was highly significant (p=0.004) from four to 48 hours post-surgery. The trial also achieved a key secondary endpoint of reducing opioid use for Adlea versus placebo (p=0.012) over the four to 32 hour period. Adverse events were similar for both active treatment and placebo groups. Results of a second Phase 3 trial of Adlea, in total knee replacement surgery, will be announced in December 2008.

On November 10, 2008, we have repaid approximately $20.1 million in outstanding principal and accrued interest pursuant to the Oxford Loan Agreement with the Lenders as a result of the discontinuance of Zingo manufacturing and commercial operations. We are in the process of negotiating the Lenders’ claim for a final payment fee of approximately $800,000. As a result, all debt associated with the Oxford Loan Agreement was accounted for as current at September 30, 2008.

Our capital requirements depend on numerous factors, including: our ability to successfully implement our restructuring plan and whether we determine to pursue other indications for Adlea. Our announcement that we have discontinued Zingo manufacturing and commercial operations and that the ACTIVE-1 Phase 3 clinical trial evaluating Adlea versus placebo following bunionectomy surgery did not meet its primary end point, have significantly depressed our stock price and severely impaired our ability to raise additional funds. It could be difficult or impossible for us to raise additional capital.

If we do proceed with raising funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned development and commercialization activities, which could materially harm our business.

We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our activities into January 2009. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

Financial Operations Overview

Contract Revenues

Contract revenues are revenues from licensing agreements that are based on the performance requirements of the agreement. If we have an ongoing involvement or performance obligation, non-refundable up-front fees are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the consolidated statement of operations over the term of the performance obligation. If we have no ongoing involvement or performance obligation, non-refundable up-front fees are generally recorded as revenue in the period in which the rights are transferred.

Manufacturing Costs Associated with Zingo

Manufacturing costs associated with Zingo include certain costs associated with our manufacturing process, including depreciation and personnel costs for activities such as quality assurance and quality control that were not capitalized in inventory, scrap during the manufacturing process, idle facility, expenses related to unusable inventories and the lower of cost or market determinations.

Research and Development Expenses

The following table sets forth the allocation of research and development expenses among projects for the three and nine months ended September 30, 2008 (in thousands):

	For the three months ended September 30, 2008	For the nine months ended September 30, 2008
Zingo	$2,831	$8,777
Adlea	6,621	20,334
NF-kB Decoy	5	27
Non-project	3,474	10,240

Total	$12,931	$39,378

The Zingo development project consists of expenses relating to conceptual formulation and design of the new automation process alternatives to manufacturing the Zingo product, which represents a significant change to the current manual manufacturing process. The significant costs associated with this project relate to personnel costs, professional service consulting and travel expenses.

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

Contract and Other Revenues

Our revenue recognition policies are in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, or SAB 104, and EITF 00-21, Revenue Recognition in Financial Statements, which provides guidance on revenue recognition in financial statements and is based on the interpretations and practices developed by the SEC. SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence exists of an arrangement; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fees charged for services rendered and products delivered and the collectibility of those fees. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. If we have an ongoing involvement or performance obligation, non-refundable up-front fees are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the consolidated statement of operations over the term of the performance obligation. If we have no ongoing involvement or performance obligation, non-refundable up-front fees are generally recorded as revenue in the period in which the rights are transferred.

In August 2007, the Company entered into an agreement granting Particle Therapeutics a license to incorporate its drug delivery technology into its needle-free, transdermal delivery system for glucagon, a hormone commonly used for the treatment of hypoglycemia associated with Type 1 and Type 2 diabetes. Under the terms of the license agreement, the Company has received an up-front payment in ordinary shares and will receive milestone payments for certain key clinical and regulatory achievements, royalties on future sales, as well as royalties on revenues from any future sub-licensing of the technology from Particle Therapeutics to third parties. In accordance with Accounting Principles Board (“APB”) Opinion 29, Accounting for Nonmonetary Transactions, or APB 29, the fair value of the exchanges is based on the fair value of the shares received, or approximately $89,000 from Lumen and $150,000 from Particle Therapeutics. For the nine months ended September 30, 2008 and the year ended December 31, 2007, the Company recognized $100,000 and $50,000 in non monetary revenue, respectively. Under Emerging Issues task Force (“EITF”) 00-8: Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services, changes in fair value of the shares received from Particle Therapeutics after the measurement date unrelated to the achievement of performance conditions will be accounted for in accordance with any relevant literature on the accounting and reporting for investments in equity instruments.

Stock Compensation

On January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements reflect the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We value share-based awards using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2008 and 2007 are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Inventories

Inventories are stated at the lower of cost or market and consist primarily of material and certain contract manufacturing costs for the production of Zingo that were incurred subsequent to the approval for marketing by the FDA. Cost is determined using the first-in, first-out basis. The valuation of inventory requires us to estimate obsolete or excess inventory based on analysis of future demand for Zingo. If inventory costs exceed expected market value, impairment charges may be recorded as deemed necessary by management for the difference between the cost and the market value. During the three and nine months ended September 30, 2008, we wrote down the value of our inventory by $2.5 million for unusable inventories and $3.5 million for unusable inventories and the lower of cost or market determinations, respectively.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Contract Revenues

The following table summarizes the period over period changes in contract revenues:

	Three Months Ended September 30,		Change
	2008	2007	$	%
	(in thousands, except percentage)
Contract revenues	$1	$50	$(49)	-98%

For the three months ended September 30, 2007, contract revenues were from the recording of drug delivery technology license revenue from Particle Therapeutics, LLC.

Manufacturing Costs Associated with Zingo

The following table summarizes the period over period changes in manufacturing costs associated with Zingo:

	Three Months Ended September 30,		Change
	2008	2007	$	%
	(in thousands, except percentage)
Manufacturing costs associated with Zingo	$2,886	$—	$2,886	100%

For the three months ended September 30, 2008, manufacturing start-up costs were approximately $2.9 million. We began commercial manufacturing of Zingo in the latter part of the second quarter of 2008. Manufacturing start-up costs included approximately $60,000 for scrap during the manufacturing process, $390,000 for idle facilities and $2.5 million for expenses related to unusable inventories.

Research and Development Expenses

The following table summarizes the period over period changes in research and development expenses:

	Three Months Ended September 30,		Change
	2008	2007	$	%
	(in thousands, except percentage)
Research and development	$12,931	$9,541	$3,390	36%

The increase of $3.4 million in research and development expenses for the three months ended September 30, 2008 compared to the same period in 2007 was primarily due to the following:

•	Increase in clinical trial costs of $3.0 million primarily due to expenses for Phase 2 and Phase 3 Adlea trials for post-surgical pain; and

•	Increase in compensation and employee related expenses of $337,000 due to a higher number of employees primarily in clinical development and manufacturing.

Sales, General and Administrative Expenses

The following table summarizes the period over period changes in sales, general and administrative expenses:

	Three Months Ended September 30,		Change
	2008	2007	$	%
	(in thousands, except percentage)
Sales, general, and administrative	$6,341	$6,426	$(85)	-1%

The decrease in sales, general and administrative expenses for the three months ended September 30, 2008 compared to the same period in 2007 was primarily due to the following:

•	Decrease in compensation expense and employee related expenses of $693,000;

•	Increase in other corporate expenses of $527,000 primarily reflecting Zingo FDA product and establishment fees; and

•	Increase in administrative expenses associated with CJV of $95,000.

Interest and Other Income. Interest and other income decreased to $176,000 for the three months ended September 30, 2008 from $782,000 for the three months ended September 30, 2007 primarily due to lower cash and investment balances and lower interest rates in the three months ended September 30, 2008 as compared to the same period in the prior year.

Interest and Other Expense. Interest and other expense decreased to $280,000 for the three months ended September 30, 2008 from $1.0 million for the three months ended September 30, 2007. Interest expense in the three months ended September 30, 2008 related to the equipment line of credit while the interest expenses for the three months ended September 30, 2007 included the write-down expense of approximately $1.1 million for two investments.

Debt Extinguishment. Debt extinguishment increased to $656,000 for the three months ended September 30, 2008 from none for the three months ended September 30, 2007 due to the early repayment of the GE equipment line of credit.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Contract Revenues

The following table summarizes the period over period changes in contract revenues:

	Nine Months Ended September 30,		Change
	2008	2007	$	%
	(in thousands, except percentage)
Contract revenues	$304	$50	$254	508%

For the nine months ended September 30, 2008 and 2007, primarily reflecting contract revenues of $300,000 and $50,000, respectively, were from the recording of drug delivery technology license revenue from Particle Therapeutics, LLC. Although we intend to seek licensing partners for the needle-free drug delivery technology underlying Zingo, we anticipate that we will not generate further contract revenues from on-going out-licensing collaborations since we are discontinuing Zingo activities.

Manufacturing Costs Associated with Zingo

The following table summarizes the period over period changes in manufacturing costs associated with Zingo:

	Nine Months Ended September 30,		Change
	2008	2007	$	%
	(in thousands, except percentage)
Manufacturing costs associated with Zingo	$4,011	$—	$4,011	100%

For the nine months ended September 30, 2008, manufacturing costs associated with Zingo were approximately $4.0 million. We began commercial manufacturing of Zingo in the latter part of the second quarter of 2008. Manufacturing costs associated with Zingo included $100,000 related to certain costs associated with our manufacturing process, including depreciation, and personnel costs for quality assurance and control related activities that were not capitalized in inventory, $60,000 for scrap during the manufacturing process, $391,000 for idle facility, $3.5 million for expenses related to unusable materials and a lower of cost or market determination at September 30, 2008.

We anticipate that future manufacturing costs associated with Zingo will decrease since we are discontinuing our commercial Zingo activities. This decrease will be offset by the related restructuring costs in the fourth quarter of fiscal 2008.

Research and Development Expenses

The following table summarizes the period over period changes in research and development expenses:

	Nine Months Ended September 30,		Change
	2008	2007	$	%
	(in thousands, except percentage)
Research and development	$39,378	$24,915	$14,463	58%

The increase of $14.4 million in research and development expenses for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to the following:

•	Increase in clinical trial costs of $10.8 million primarily due to expenses for Phase 2 and Phase 3 Adlea trials for post surgical pain and osteoarthritis pain;

•	Increase in compensation and employee related expenses of $2.4 million due to a higher number of employees primarily in clinical and operations;

•	Increase in other outside and professional service expenses of $303,000 primarily due to the increased activities in our medical affairs department;

•	Increase in other research and development expenses of $615,000 primarily due to the increased activities in our medical affairs and operations; and

•	Increase in lab expense of $210,000 related to process development costs for Adlea.

We anticipate that research and development expenses will decrease through the end of 2008 due to the elimination of the preclinical functions and decreasing activities for Adlea Phase 3 trials.

Sales, General and Administrative Expenses

The following table summarizes the period over period changes in general and administrative expenses:

	Nine Months Ended September 30,		Change
	2008	2007	$	%
	(in thousands, except percentage)
Sales, general, and administrative	$22,712	$18,426	$4,286	23%

The increase of $4.3 million in sales, general and administrative expenses for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to the following:

•	Increase in compensation expense and employee related expenses of $1.8 million due to the addition of sales force personnel;

•	Increase in professional and outside services of $1.2 million primarily due to pre-launch/launch marketing costs for Zingo;

•	Increase in other corporate expenses of $622,000 reflecting Zingo FDA product and establishment fees and expenses in support of sales force automation system;

•	Increase in facilities and related expense of $468,000; and

•	Increase in administrative expenses associated with CJV of $216,000.

We anticipate that sales, general and administrative expenses will decrease since we are discontinuing our commercial Zingo activities. This is offset by restructuring costs in the fourth quarter of fiscal 2008.

Interest and Other Income. Interest and other income decreased to $1.0 million for the nine months ended September 30, 2008 from $2.8 million for the nine months ended September 30, 2007 primarily due to lower cash and investment balances and lower interest rates in the nine months ended September 30, 2008.

Interest and Other Expense. Interest and other expense decreased to $1.0 million for the nine months ended September 30, 2008 from $1.1 million for the nine months ended September 30, 2007 reflecting interest paid on our equipment line of credit and loss on disposal of assets.

Debt Extinguishment. Debt extinguishment increased to $656,000 for the nine months ended September 30, 2008 from none for the nine months ended September 30, 2007 due to the early repayment of the equipment line of credit.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily through the sale of equity securities. As of September 30, 2008, we had raised $182.7 million of cash proceeds from the sale of equity securities, including promissory notes that were converted into preferred stock, net of offering expenses.

We have entered into letters of credit totaling $589,000 securing our operating lease obligation. We are required to set aside cash as collateral. At September 30, 2008, we had $589,000 in certificates of deposit designated as restricted cash, which is not available for use in current operations.

On September 30, 2008, we paid the remaining $10.7 million in principal, interest due and prepayment fees under the terms of the GE Loan Agreement. In connection with the debt extinguishment, we recorded a charge of approximately $656,000 for legal costs, termination and penalty fees and unamortized debt discounts.

On September 30, 2008, we entered into a loan and security agreement (the “Oxford Loan Agreement”) with Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation (collectively, the “Lenders”), and Oxford Financial Corporation, as Agent, pursuant to which the Lenders agreed to lend us up to $30.0 million. On September 30, 2008, we received an initial $20.0 million pursuant to the terms and conditions set forth in the Oxford Loan Agreement. The remaining $10.0 million under the Oxford Loan Agreement was to become available to us prior to March 31, 2009 upon the achievement of positive Phase 3 data from our product candidate Adlea in either bunionectomy or total knee replacement surgery, and if our company’s average market capitalization is at least $75.0 million for the 10 consecutive business days prior to the drawdown.

On November 10, 2008, we have repaid approximately $20.1 million in outstanding principal and accrued interest pursuant to the Oxford Loan Agreement with the Lenders as a result of the discontinuance of Zingo manufacturing and commercial operations. We are in the process of negotiating the Lenders’ claim for a final payment fee of approximately $800,000. As a result, all debt associated with the Oxford Loan Agreement was accounted for as current at September 30, 2008.

As of September 30, 2008, we had $36.1 million in cash, cash equivalents and marketable securities as compared to $90.8 million as of December 31, 2007, a decrease of $54.8 million. This decrease was primarily the result of cash used for the commercial manufacturing scale-up to produce Zingo, the increase in sales and marketing activities relating to Zingo and on-going Adlea clinical trials.

Cash Flows

The following table summarizes our statement of cash flows (in millions):

	Nine months ended September 30,
	2008	2007
Cash flows provided by (used in):
Operating activities	$(60.8)	$(33.8)
Investing activities	(3.0)	11.1
Financing activities	9.0	10.2

Net decrease in cash and cash equivalents	$(54.8)	$(12.5)

Cash Used in Operating Activities

Net cash used in operating activities of $60.8 million for the nine months ended September 30, 2008 was primarily driven by our net loss of $66.3 million adjusted for non-cash items of $4.0 million of stock-based compensation, $3.5 million in provision in inventory, and $1.1 million in depreciation and amortization, and $3.2 million cash outflow related to changes in operating assets and liabilities.

Net cash used in operating activities of $33.8 million for the nine months ended September 30, 2007 was primarily driven by our net loss of $41.6 million adjusted for non-cash items of $6.6 million of stock-based compensation and $1.0 million for the write-down of marketable securities.

Cash Used in or Provided by Investing Activities

Net cash used in investing activities of $3.0 million for the nine months ended September 30, 2008 was due to $4.1 million in purchases of property, plant, and equipment offset by $1.1 million of cash from consolidation of the joint venture.

Net cash provided by investing activities of $11.1 million for the nine months ended September 30, 2007 was primarily due to $17.0 million from the net proceeds from sales of marketable securities offset by $6.0 million in purchases of property, plant, and equipment.

Cash Used in or Provided by Financing Activities

Net cash provided by financing activities of $9.0 million for the nine months ended September 30, 2008 was due to cash inflow of $20.4 million from proceeds from term loans and $382,000 from issuance of common stock offset by the repayment of $11.4 million for the equipment line of credit.

Net cash provided by financing activities of $10.2 million for the nine months ended September 30, 2007 was due to $3.7 million for proceeds from issuance of common stock and $6.5 million for proceeds from debt (net issuance cost).

Stock Purchase Agreement

As of September 30, 2008, under the terms of the stock purchase agreement with Azimuth Opportunity, Ltd., we had received a total of $4.1 million of cash proceeds from the sale of 617,898 shares of our common stock to Azimuth Opportunity, Ltd. and have approximately $25.9 million available for future draws.

Operating Capital and Capital Expenditure Requirements

We expect to devote substantial resources to continue our research and development efforts for Adlea. We believe that the key factors that will affect our internal and external sources of cash are:

•	our ability to execute on the approved restructuring plans;

•	our ability to access capital;

•	the progress of preclinical development and laboratory testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the number of product candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our plans to establish sales, marketing and/or manufacturing capabilities;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development and commercialization of our products.

Our announcement that we have discontinued Zingo manufacturing and commercial operations and that the ACTIVE-1 Phase 3 clinical trial evaluating Adlea versus placebo following bunionectomy surgery did not meet its primary end point have significantly depressed our stock price and severely impaired our ability to raise additional funds. It could be difficult or impossible for us to raise additional capital.

If we do proceed with raising funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business.

We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our activities into January 2009. To conserve cash, we have implemented a plan for a substantial reduction of our workforce and reduction of our monthly expenditures to approximately $2.0 million, pending the results of the Adlea Phase 3 trial in total knee replacement surgery. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

Contractual Obligations

Our outstanding contractual obligations relate to facilities leases, obligations under our agreement with our third-party contract manufacturer and term loan obligations under the Oxford Loan Agreement. Our contractual obligations as of September 30, 2008 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Oxford Loan Agreement	$20.9	$20.9	$—	$—	$—
Operating leases	4.4	2.3	2.1	—	—
Facility lease obligation	0.3	0.1	0.1	0.1	—

Total contractual cash obligations	$25.6	$23.3	$2.2	$0.1	$—

Under all of our license agreements, we could be required to pay up to a total of approximately $1.0 million in payments for milestones such as the initiation of clinical trials and the granting of patents. As of September 30, 2008, we incurred approximately $3.1 million of milestone charges, including approximately $1.6 million of cash payments and approximately $1.5 million of stock compensation, for the execution of agreements, patent approvals and the initiation of U.S. clinical trials. Milestone payments will also be due upon the first administration to a subject using licensed technology in a Phase 1 clinical trial, the first administration to a subject using licensed technology in a Phase 3 clinical trial and FDA approval of Adlea in addition to sales milestones and royalties payable on commercial sales if any occur. Dr. James N. Campbell, who has been a member of the Board of Anesiva since June 29, 2007, is one of the three licensors of Adlea.

We have entered into letters of credit totaling $589,000 securing our operating lease obligation. We are required to set aside cash as collateral. At September 30, 2008, we had $589,000 in certificates of deposit designated as restricted cash, which is not available for use in current operations.

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

In April 2008, the CJV entered into a lease agreement with Wanbang Biopharmaceutical Co., Ltd which has a 51% investment interest in the CJV. The leased facility is approximately 13,500 square feet of office and manufacturing space in Xuzhou, China and the lease expires in May 2013.

The CJV leases a facility, with approximately 13,500 square feet for office space and manufacturing, in Xuzhou, China (the “Facility”), under a Lease Contract (the “Lease”) dated April 8, 2008, between the CJV and Wanbang Biopharmaceutical Co., Ltd. Under the Lease, the CJV is committed to funding the construction and improvements to the facility.

Due to our involvement in and assumed financial risk during the construction period, as well as the nature of the leasehold improvements for the Facility, we are required under EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction to reflect the lease of the Facility in our financial statements as if we purchased the building . As of September 30, 2008, we have capitalized approximately $501,000 in construction in progress to record the estimated fair value of the building with a related lease obligation of approximately $491,000, which was reflected in the accompanying balance sheet as Facility Lease Obligation. The related lease payments have been allocated to the building and the land based on their estimated relative fair values. The portion of the Lease related to land is treated as an operating lease and the balance of the lease payment is applied to the Facility Lease Obligation.

On September 30, 2008, we paid the remaining $10.7 million in principal, interest due and prepayment fees under the terms of the GE Loan Agreement. In connection with the debt extinguishment, we recorded a charge of approximately $656,000 for legal costs, termination and penalty fees and unamortized debt discounts.

On September 30, 2008, we entered into a loan and security agreement (the “Oxford Loan Agreement”) with Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation (collectively, the “Lenders”), and Oxford Financial Corporation, as Agent, pursuant to which the Lenders agreed to lend us up to $30.0 million. On September 30, 2008, we received an initial $20.0 million pursuant to the terms and conditions set forth in the Oxford Loan Agreement. The remaining $10.0 million under the Oxford Loan Agreement will become available to us prior to March 31, 2009 upon the achievement of positive Phase 3 data from our product candidate Adlea in either bunionectomy or total knee replacement surgery, and if our company’s average market capitalization is at least $75.0 million for the 10 consecutive business days prior to the drawdown.

On November 10, 2008, we have repaid approximately $20.1 million in outstanding principal and accrued interest pursuant to the Oxford Loan Agreement with the Lenders as a result of the discontinuance of Zingo manufacturing and commercial operations. We are in the process of negotiating the Lenders’ claim for a final payment fee of approximately $800,000. As a result, all debt associated with the Oxford Loan Agreement was accounted for as current at September 30, 2008.

Off-Balance Sheet Arrangements

At September 30, 2008 and 2007, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships. Such entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to decrease by 100 basis points, or 1 percent, from September 30, 2008 levels, the change in the fair value of our portfolio would be insignificant. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

During the nine months ended September 30, 2008, there were no material changes in the interest rate risk or foreign currency exchange risk disclosure set forth in Part II, Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance of achieving their objectives. Based on their evaluation as of September 30, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Risk Factors Relating to Our Business

If our second Phase 3 Adlea trial in total knee replacement fails, we may not be able to raise additional capital*

On November 10, 2008, we announced that the ACTIVE-1 Phase 3 trial evaluating Adlea missed its primary endpoint of reducing post-surgical pain versus placebo (p=0.07) following bunionectomy surgery at four to 32 hours post-surgery. We have completed the enrollment of ACTIVE-2, our Phase 3 trial evaluating Adlea in total knee replacement. In the event that the ACTIVE-2 trial does not meet its primary endpoint the viability of Adlea as a drug candidate may be severely affected and we may not be able to raise capital and would have to cease operations.

If we fail to successfully develop our single product candidate, or to successfully sublicense or sell our single approved product, our revenue will be adversely affected.*

At this time, Adlea is our only product candidate being actively developed and our future revenues, if any, in the foreseeable future will be derived solely from Adlea and any sublicense revenues from or sale of our only approved product, Zingo. We currently only have one sublicense for Zingo technology. If the clinical development of Adlea is unsuccessful, or if we are unable to enter into additional sublicenses for or sell the Zingo technology, our revenues will be adversely affected.

On November 10, 2008, we announced that the ACTIVE-1 Phase 3 trial evaluating Adlea missed its primary endpoint of reducing post-surgical pain versus placebo (p=0.07) following bunionectomy surgery at four to 32 hours post-surgery. The same measure was highly significant (p=0.004) from four to 48 hours post-surgery. The trial also achieved a key secondary endpoint of reducing opioid use for Adlea versus placebo (p=0.012) over the four to 32 hour period. Adverse events were similar for both active treatment and placebo groups. Results of a second Phase 3 trial of Adlea, in total knee replacement surgery, will be announced in December 2008.

If the Adlea clinical program progresses to an FDA approval, we will most likely need a partner to commercialize Adlea successfully*

If we obtain marketing approval for Adlea, we may not be able to build a sales and marketing organization and will most likely need to seek to partner with one or more companies with established sales and marketing operations to successfully launch, distribute and market Adlea in the United States and the rest of the world. If we are not able to find a suitable partner we may not be able to raise capital and would have to cease operations.

We will need additional financing, which may be difficult to obtain. If we fail to obtain necessary financing or do so on unattractive terms, our development programs and other operations could be harmed.*

We currently have capital resources that we believe to be sufficient to support our operations into January 2009. We have based this estimate on assumptions that may prove to be wrong, and we may utilize our available capital resources sooner than we currently expect. We may be legally declared to have an inability or impairment of our ability to pay our creditors, including the filing of an involuntary petition. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the other factors discussed in this section.

To conserve cash, we have implemented a plan for a substantial reduction of our workforce and reduction of our monthly expenditures to approximately $2.0 million, pending the results of the Adlea Phase 3 trial in total knee replacement surgery. We are also evaluating our alternatives with respect to the sale of equipment and other non-critical assets. In addition, we are pursuing strategic alternatives for our Zingo product. Stockholders should recognize that, to satisfy our liabilities and fund the development of Adlea, we may pursue strategic alternatives that result in the stockholders of Anesiva having little or no continuing interest in the Zingo product or other assets of Anesiva as stockholders or otherwise.

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

Additional financing may not be available when we need it or may not be available on favorable terms. If we are unable to obtain adequate funding on a timely basis, we may be required to significantly curtail one or more of our research and programs. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own. If we raise additional funds by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preference over our common stock.

We may not be able to identify and successfully complete a strategic transaction for the assets related to Zingo.*

We have decided to eliminate our Zingo sales and marketing functions, close down Zingo contract manufacturing and engineering activities and have implemented a substantial restructuring plan approved by our Board of Directors. We had previously devoted a substantial amount of efforts relating to these activities. We are currently exploring strategic alternatives, including the sale of the assets related to Zingo. We cannot predict whether we will be able to identify strategic transactions on a timely basis or at all. We also cannot predict whether any such transaction, once identified, will be consummated on favorable terms. We anticipate that any such transaction would be time-consuming and may require us to incur significant additional costs regardless even if completed. If we are unable to identify and complete an alternate strategic transaction, we may incur material expenses relating to writing down the assets relating to Zingo. In any case, our stockholders could lose some or all of their investment in our common stock.

As a result of our ongoing reductions in force, we will be operating with a severe shortage of personnel and may not be able to conduct even limited operations or maintain effective disclosure controls and procedures. If we fail to retain key scientific personnel, we may be unable to successfully develop Adlea or any other product candidates.*

On November 10, 2008, we announced that we planned to conduct a reduction in force to reduce our staff to approximately 15 employees. On November 10, 2008, we provided Worker Adjustment and Retraining Notification Act (WARN) notices to 62 employees, that their employment is expected to end by January 9, 2009. Accordingly, we will be operating with a severe shortage of resources and may not be able to conduct even limited operations. Even if we are able to obtain necessary funding and continue our business beyond January 2009, we may not have adequate personnel to operate our business or be able to attract and retain qualified employees.

The reduction in force may also impact the effectiveness of our disclosure controls and procedures, including certain segregation of duties and other controls to reduce the risk that a potential material misstatement of the financial statements could occur without being prevented or detected. Effective internal controls are necessary for us to provide reliable financial reports, maintain investor confidence and prevent fraud. As a result of our restructuring, we have significantly reduced our number of employees and there can be no guarantee that we will be able to retain employees with the requisite expertise to maintain an effective system of internal controls. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

The competition for qualified personnel in the biotechnology field is intense and we must retain and motivate highly qualified scientific personnel. We are highly dependent upon our scientific staff, particularly those employees who are involved in the development of Adlea. The loss of services of any of these key scientific employees could delay or prevent the development of Adlea.

We may not be able to maintain our listing on The NASDAQ Global Market , which would adversely affect the price and liquidity of our common stock.*

To maintain the listing of our common stock on The NASDAQ Global Market we are required to meet certain listing requirements, including a minimum closing bid price of $1.00 per share. Our common stock has traded below the $1.00 minimum bid price every trading day since October 21, 2008. Under normal circumstances, companies traded on Nasdaq would receive a deficiency notice from Nasdaq if their common stock has traded below the $1.00 minimum bid price for 30 consecutive business days. Due to market conditions, however, on October 16, 2008, Nasdaq announced suspension of the enforcement of rules requiring a minimum $1.00 closing bid price, with the suspension to remain in place until Friday, January 16, 2009. If our common stock continues to trade below the $1.00 minimum bid price for 30 consecutive business days following the end of Nasdaq’s enforcement suspension, we would likely receive a deficiency notice. Following receipt of a deficiency notice, we expect we would have 180 calendar days to regain compliance by having our common stock trade over the $1.00 minimum bid price for at least a 10-day period. If we were to fail to meet the minimum bid price for at least 10 consecutive days during the grace period, our common stock could be delisted. Even if we are able to comply with the minimum bid requirement, there is no assurance that in the future we will continue to satisfy Nasdaq listing requirements, with the result that our common stock may be delisted. Should our common stock be delisted from Nasdaq, and the delisting determination was based solely on non-compliance with the $1.00 minimum bid price, we may consider applying to transfer our common stock to The NASDAQ Capital Market provided that we satisfy all criteria for initial inclusion on such market other than the minimum bid price rule. In the event of such a transfer, the NASDAQ Marketplace Rules provide that we would have an additional 180 calendar days to comply with the minimum bid price rule while on The NASDAQ Capital Market. If our stock is delisted from The NASDAQ Global Market and The NASDAQ Capital Market, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially adversely affect the market price and market liquidity of our common stock and our ability to raise necessary capital.

If we are unable to establish and maintain partnerships on commercially attractive terms, our business, results of operations and financial condition could suffer.*

We intend to continue to seek partnerships with pharmaceutical and biotechnology partners to fund some of our research and development expense and develop and commercialize Adlea. We will also seek to license the rights to the Zingo technology to third parties for use with other medications. There may be valuable opportunities to use this advanced needle-free delivery technology for the delivery of drugs other than lidocaine. In addition, we plan to meet with our CJV partners in China to discuss the future relationship. The timing of any future partnership, as well as the terms and conditions of the partnership, will affect our results of operation and financial condition. If we are unable to find suitable partners or to negotiate acceptable collaborative arrangements with respect to our existing and future product candidates or the licensing of our technology, or if any arrangements we negotiate, or have negotiated, include unfavorable commercial terms, our business, results of operations and financial condition could suffer.

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

If our clinical trials with respect to our product candidates do not meet safety or efficacy endpoints in these evaluations, or if we experience significant delays in these tests or trials, our ability to commercialize products and our financial position will be impaired.*

Clinical development is a long, expensive and uncertain process that is subject to significant delays. Due to the known or unknown circumstances beyond our control, it may take us several years to complete our testing, and failure can occur at any stage of testing. Patient enrollment in future clinical trials depends on many factors, including the size of the desired patient population, the nature and complexity of the trial protocol, the proximity of patients to clinical sites, and the eligibility criteria for inclusion in the study and patient compliance. Delays in patient enrollment or failure of patients to continue to participate in a planned or ongoing study may cause an increase in costs and delays, or even result in the failure of the trial.

The results of preclinical or previous clinical studies do not necessarily predict future clinical trial results, and acceptable results in early studies may not adequately inform future risks observed in later studies. Any preclinical or clinical test may fail to produce results satisfactory to the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways by different reviewers and regulators, which could delay, limit or prevent regulatory approval. Drug-related adverse events during a clinical trial could cause us to repeat a trial, perform an additional trial, terminate a trial or even cancel a clinical program. In addition, we are required by the FDA to conduct additional preclinical studies, including toxicology, while our clinical studies are ongoing which may identify previously unknown risks or questions that could require additional investigations.

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

There may be delays in developing a product candidate as a result of the necessary preclinical studies to assess the safety of the product candidate including its ability to cause cancer and interactions with other drugs.*

We are required to conduct preclinical studies to evaluate the safety of our product candidates including its ability to cause cancer or negatively interact with other drugs. For example, such studies may be required for Adlea, or other future products, for the treatment of certain indications. Such studies require up to three years, or longer, to complete and report.

Failure to enroll patients for clinical trials may cause delays in developing the product candidates, and delays in the commencement of clinical testing of the current product candidates could result in increased costs to us and delay our ability to generate revenues.*

We will encounter delays or possibly regulatory rejections if we are unable to enroll enough patients to complete clinical trials as planned. Patient enrollment depends on many factors, including the size of the patient population, the nature and complexity of the protocol, the proximity of patients to clinical sites and the eligibility criteria for patient inclusion in the trial. Any delays in planned patient enrollment in the future may result in increased costs and delays, which could harm or hamper our ability to develop the product candidate in the desired timelines and planning period.

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

It may require longer and larger clinical trials to study a product candidate for certain indications such as chronic conditions.*

The time frame of our clinical studies for a product candidate for a chronic condition may also be affected by the International Conference on Harmonisation guidelines that state that at least 1,500 patients must be exposed to the drug prior to submission of a registration application and from 300 to 600 patients be exposed to a new drug for one year. If development of Adlea for pain resulting from any disease syndrome or indication is subject to these guidelines, development for these indications may be longer than a development program for an acute condition such as postsurgical pain, which typically, but not always, requires a smaller patient exposure database. In addition to the time required to conduct these studies, the results of such studies may demonstrate previously unknown or unknowable harmful side effects of a product candidate, which could delay, impair or prevent our ability to develop such a product candidate.

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

If we do not find collaborators for our product candidates, we may have to reduce or delay our rate of product development and/or increase our expenditures, and our business, results of operations and financial condition could suffer.

Our strategy to develop, manufacture and commercialize our products may include entering into various relationships with other pharmaceutical companies or organizations with respect to some programs to advance such programs and reduce our expenditures on such programs. Our product candidates will sometimes target highly competitive therapeutic markets in which we have limited experience and expertise. If we are unable to develop this expertise ourselves, we will need to enter into agreements with a biotechnology or pharmaceutical company to provide us with the necessary resources and experience for the development and commercialization of products in these markets. There are a limited number of companies with the resources necessary to develop our future products commercially, and we may be unable to attract any of these firms. A company that has entered into a collaboration agreement with one of our competitors may choose not to enter into a collaboration agreement with us. We may not be able to negotiate any collaboration on acceptable terms or at all. If we are not able to establish collaborative arrangements, we may have to reduce or delay further development of some of our programs and/or increase our expenditures and undertake the development activities at our own expense. If we elect to increase our expenditures to fund our development programs, we will need to obtain additional capital, which may not be available on acceptable terms or at all. If we are unable to find suitable partners or to negotiate acceptable collaborative arrangements or future sale of assets held-for-sale with respect to our existing and future product candidates or the licensing of our technology, or if any arrangements we negotiate, or have negotiated, include unfavorable commercial terms, our business, results of operations and financial condition could suffer.

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

We have a limited operating history and if we do not generate significant revenues, we will not be able to achieve profitability.*

We have a limited history of operations and we have incurred net losses since our inception. As of September 30, 2008, we had accumulated deficit of approximately $275.1 million. We expect to incur substantial net losses in order to further develop and commercialize our products and do not know whether or when we will become profitable and may not be able to sustain our operations.

Our investment portfolio may become impaired by further deterioration of the capital markets.*

Our cash equivalent and short-term investment portfolio as of September 30, 2008 consisted of U.S. Treasury debt instruments and U.S. Treasury bills. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of September 30, 2008, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market mutual funds was immaterial. As of September 30, 2008, we had no impairment charge associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

We depend on our officers and key employees, and if we are not able to retain them or recruit additional qualified personnel, our business will suffer.*

We are highly dependent on our management and key employees. Due to the specialized knowledge each of our officers and key employees possesses with respect to our product candidates and our operations, the loss of service of any of our officers or key employees could delay or prevent the successful enrollment and completion of our clinical trials. We do not carry key man life insurance on our officers or key employees.

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

Risk Factors Relating to Our Intellectual Property

If we are unable to obtain, maintain and extend protection for the intellectual property incorporated into our products, the value of our technology and products will be adversely affected.*

Our success will depend in large part on our ability or the ability of our licensors to obtain, maintain and extend protection in the United States and other countries for the intellectual property incorporated into our products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions. Neither we nor our licensors may be able to obtain additional issued patents relating to our technology to extend our intellectual property portfolio to protect our products which could affect commercialization, potential partnering or sale of the product asset. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of the term of patent protection we may have for our products. In addition, our patents and our licensors’ patents may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

Protection afforded by U.S. patents may be adversely affected by proposed changes to patent-related U.S. statutes and to U.S. Patent and Trademark Office, or USPTO, rules, especially changes to rules concerning the filing of continuation applications and other rules affecting the prosecution of our patent applications in the U.S, which were enacted August 22, 2007 and were to be effective November 1, 2007 but were successfully challenged by a third party. While the rules have not been interpreted or implemented at this time and it is unknown when and if the rules would apply to our current patent applications, the rules require that third or subsequent continuing application filings be supported by a showing as to why the new amendments or claims, argument or evidence presented could not have been previously submitted. In addition, the rules limit the numbers of Requests for Continuing Examination (RCEs) to one per application family. Other rules limit consideration by the USPTO of up to only 5 independent claims and 25 total claims per application. It is common practice to file multiple patent applications with many claims and file multiple RCEs in an effort to maximize patent protection. The USPTO rules as implemented and interpreted may limit our ability to file RCEs and continuing applications directed to our products and methods and related competing products and methods. In addition, the USPTO rules may limit our ability to patent a number of claims sufficient to cover our products and methods and related competing products and methods. Other changes to the patent statutes may adversely affect the protection afforded by U.S. patents and/or open up U.S. patents to third party attack in non-litigation settings.

We also rely on trade secrets to protect some of our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our or our collaboration partners’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, non-U.S. courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed. We cannot be certain that we will be able to protect our trade secrets adequately. Any leak of confidential data into the public domain or to third parties could allow our competitors to learn our trade secrets.

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

The license agreement with James N. Campbell, M.D., Richard A. Meyer, M.S. and Marco Pappagallo, M.D. relates to the steps of administering capsaicin for pain reduction utilized in Adlea, and our rights under this agreement can be terminated on 10 days’ written notice if we fail to make a payment or fulfill any material obligation under the agreement and the failure is not cured by us within 180 days of receiving notice of such failure. The license agreement with PowderMed Limited, now a wholly-owned subsidiary of Pfizer, Inc., relates to delivery technology underlying Zingo. The agreement with PowderMed Limited can be terminated immediately by either party if the other party ceases to do business in the ordinary course, or assigns all or substantially all of its assets for the benefit of creditors. Either party can also terminate for material breach if not cured within 60 days of notice or if not cured within 30 days of notice if the breach relates to payment provisions. To date, we believe we have met our obligations under all of these agreements.

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

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence.*

Our executive officers, directors and principal stockholders, together with their affiliates, own approximately 49.2% of our voting stock, including shares subject to outstanding options based upon shares outstanding as of September 30, 2008. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. These stockholders will likely be able to determine the composition of our board of directors, possess the voting power to approve all matters requiring stockholder approval, including the approval of mergers and acquisitions or other changes in corporate control, and will continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

Our stockholders may be diluted, and the prices of our securities may decrease, by the exercise of outstanding stock options and warrants or by future issuances of securities.*

We may issue additional common stock, preferred stock, restricted stock units, or securities convertible into or exchangeable for our common stock. Furthermore, substantially all shares of common stock for which our outstanding stock options or warrants are exercisable are, once they have been purchased, eligible for immediate sale in the public market. The issuance of additional common stock, preferred stock, restricted stock units, or securities convertible into or exchangeable for our common stock or the exercise of stock options or warrants would dilute existing investors and could adversely affect the price of our securities.

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

Our ability to use net operating loss carryforwards could be limited as a result of issuances of equity securities.*

To the extent that our taxable income exceeds any current year operating losses, we may use our net operating loss carryforwards to offset income that would otherwise be taxable. However, under the Tax Reform Act of 1986, the amount of benefits from our net operating loss carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50%, as interpreted by the IRS, over a three year period. As a result, our use of federal net operating loss carryforwards could be limited by the provisions of Section 382 of the Internal Revenue Code, depending upon the timing and amount of additional equity securities that we issue. State net operating loss carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the loan and security agreement between the Company and Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation (collectively, the “Lenders”) and as partial consideration for services to be provided by the Lenders under the loan and security agreement, on September 30, 2008, we issued to the Lenders warrants to purchase an aggregate of up to 1,790,082 shares of common stock of the Company at an exercise price of $1.6759 per share. The warrants expire on the tenth anniversary of the date of the Agreement. The sale and issuance of the warrants was exempt from registration pursuant to the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder. The issuance was made without general solicitation or advertising, the Lenders represented that they (a) are “accredited investors” within the meaning of Regulation D of the Securities Act (b) were acquiring the warrants and the securities to be acquired upon exercise of the warrants for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof (c) have received or had full access to all relevant information necessary to evaluate the investment and (d) understood that the warrants and shares issuable upon exercise of the warrants must be held indefinitely unless registered under the Securities Act or unless exemption from such registration and qualification are otherwise available.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(4)	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2(5)	Specimen stock certificate.

4.3(6)	Form of Warrant to purchase shares of common stock of Anesiva, Inc.

10.67(7)+	License and Distribution Agreement entered into as of July 21, 2008, by and between Anesiva, Inc. and Lee’s Pharmaceutical (HK) Limited.

10.68(8)	Separation and Consulting Agreement between Anesiva, Inc. and John X. Regan, dated September 2, 2008.

10.69(9)	Offer Letter between Anesiva, Inc. and William C. Houghton, M.D., dated July 9, 2008.

10.70(10)	Loan and Security Agreement, dated September 30, 2008, by and among Anesiva, Inc., Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation.

10.71(11)	Registration Rights Agreement, dated September 30, 2008, by and among Anesiva, Inc., Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation.

10.72(12)	Letter Agreement, dated September 30, 2008, by and between Anesiva, Inc. and General Electric Capital Finance Corporation.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the SEC pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed with the SEC on December 4, 2003, and incorporated herein by reference.

(2)	Filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573) for the period ended June 30, 2006, as filed with the SEC on August 10, 2006, and incorporated by reference herein.

(3)	Filed as Exhibit 3.2 to our Annual Report on Form 10-K (File No. 000-50573) for the year ended December 31, 2007, as filed with the SEC on March 14, 2008, and incorporated herein by reference.

(4)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-50573), filed with the SEC on February 11, 2008, and incorporated by reference herein.

(5)	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (File No, 333-110923), filed with the SEC on December 4, 2003, and incorporated by reference herein.

(6)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed with the SEC on October 6, 2008, and incorporated by reference herein.

(7)	Filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573), filed with the SEC on August 11, 2008, and incorporated by reference herein.

(8)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed with the SEC on September 3, 2008, and incorporated by reference herein.

(9)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed with the SEC on September 3, 2008, and incorporated by reference herein.

(10)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed with the SEC on October 6, 2008, and incorporated by reference herein.

(11)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed with the SEC on October 6, 2008, and incorporated by reference herein.

(12)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed with the SEC on October 6, 2008, and incorporated by reference herein.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2008

Anesiva, Inc.

/s/ Michael L. Kranda
Michael L. Kranda
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jean-Frédéric Viret
Jean-Frédéric Viret
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(4)	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2(5)	Specimen stock certificate.

4.3(6)	Form of Warrant to purchase shares of common stock of Anesiva, Inc.

10.67(7)+	License and Distribution Agreement entered into as of July 21, 2008, by and between Anesiva, Inc. and Lee’s Pharmaceutical (HK) Limited.

10.68(8)	Separation and Consulting Agreement between Anesiva, Inc. and John X. Regan, dated September 2, 2008.

10.69(9)	Offer Letter between Anesiva, Inc. and William C. Houghton, M.D., dated July 9, 2008.

10.70(10)	Loan and Security Agreement, dated September 30, 2008, by and among Anesiva, Inc., Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation.

10.71(11)	Registration Rights Agreement, dated September 30, 2008, by and among Anesiva, Inc., Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation.

10.72(12)	Letter Agreement, dated September 30, 2008, by and between Anesiva, Inc. and General Electric Capital Finance Corporation.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the SEC pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed with the SEC on December 4, 2003, and incorporated herein by reference.

(2)	Filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573) for the period ended June 30, 2006, as filed with the SEC on August 10, 2006, and incorporated by reference herein.

(3)	Filed as Exhibit 3.2 to our Annual Report on Form 10-K (File No. 000-50573) for the year ended December 31, 2007, as filed with the SEC on March 14, 2008, and incorporated herein by reference.

(4)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-50573), filed with the SEC on February 11, 2008, and incorporated by reference herein.

(5)	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (File No, 333-110923), filed with the SEC on December 4, 2003, and incorporated by reference herein.

(6)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed with the SEC on October 6, 2008, and incorporated by reference herein.

(7)	Filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573), filed with the SEC on August 11, 2008, and incorporated by reference herein.

(8)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed with the SEC on September 3, 2008, and incorporated by reference herein.

(9)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed with the SEC on September 3, 2008, and incorporated by reference herein.

(10)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed with the SEC on October 6, 2008, and incorporated by reference herein.

(11)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed with the SEC on October 6, 2008, and incorporated by reference herein.

(12)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed with the SEC on October 6, 2008, and incorporated by reference herein.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.