Form 10-K
period 2008-12-31
ANESIVA, INC.
filed 2009-03-25
CIK 1131517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the common stock listed on the Nasdaq Global Market on June 30, 2008 was $58,103,979 based on a closing price of $2.95 per share, excluding 20,747,932 shares of the Registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds five percent of the common stock outstanding as of such date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The total number of shares outstanding of the Registrant’s common stock as of February 28, 2009 was 40,452,741.

DOCUMENTS INCORPORATED BY REFERENCE

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

PART I

Item 1.	Business

Overview

Anesiva, Inc. (“we” or “Anesiva”) is a biopharmaceutical company focused on the development and commercialization of novel therapeutic treatments for pain management.

Our portfolio of products includes:

•

Adlea™, a long-acting, site-specific, non-opioid analgesic, is being developed for moderate to severe pain, and has completed multiple Phase 2 trials in post-surgical, musculoskeletal and neuropathic pain and Phase 3 trials in bunionectomy and total knee arthroplasty (TKA, or total knee replacement surgery). We are initially pursuing an indication for Adlea for the management of acute pain associated with orthopedic surgeries.

•

Zingo™ (lidocaine hydrochloride monohydrate) powder intradermal injection system, was approved by the Food and Drug Administration (the “FDA”) in August 2007 to reduce the pain associated with peripheral intravenous (“IV”) insertions or blood draws in children three to 18 years of age. Zingo was approved in January 2009 to reduce the pain associated with blood draws in adults. On November 8, 2008, our board of directors approved the restructuring of our operations and discontinuing Zingo manufacturing and commercial operations as a result of manufacturing challenges and limited market penetration.

Adlea is a novel non-opioid drug candidate that is a vanilloid receptor 1 agonist, or TRPV1 agonist, based on the compound capsaicin which provides analgesia from weeks to months. Zingo and Adlea are different drugs, each with its own mechanisms of action. Zingo is comprised of microcrystals of lidocaine delivered into the skin by compressed gas. Zingo employs a proprietary needle-free dispenser.

We believe that our existing cash and cash equivalents, including amounts received subsequent to December 31, 2008, will be sufficient to fund our activities into April 2009. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidate we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

Our capital requirements depend on numerous factors, including: our ability to successfully implement our restructuring plan, our management of continuing operations and whether we determine to pursue other indications for Adlea. Our announcement that we have discontinued Zingo manufacturing and commercial operations and that the ACTIVE-1 Phase 3 clinical trial evaluating Adlea for use in bunionectomy surgeries did not meet its primary end point have significantly depressed our stock price and severely impaired our ability to raise additional funds. It could be difficult or impossible for us to raise additional capital.

If we do proceed with raising funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. As a consequence if we are unable to obtain any additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned development and commercialization activities for Adlea, which could materially harm our business. In addition, we have already significantly reduced our workforce and may need to further reduce or curtail our current workforce or may even cease operations if we do not obtain any additional funding. At year-end December 31, 2008, we had higher total liabilities compared to total assets on our consolidated balance sheets. We are pursuing strategic transactions and alternatives with respect to all aspects of our business, including sales of our Zingo product and asset and seeking a partner or acquirer for our Adlea program or opportunities for the merger, sale or other combination of Anesiva.

In June 2008, we commenced our principal business operations with the shipment of our first commercialized product, Zingo, and we exited the development stage. Prior to our first commercial shipment, we were a development stage company in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. We operate in one business segment.

On September 2, 2008, we announced that we were realigning our operations. Accordingly, we reduced our workforce by 21 employees to focus primarily on sales, marketing, late-stage clinical development and outsourced manufacturing.

On September 30, 2008, we paid the remaining $10.7 million in principal, interest and prepayment fees under the terms of an equipment loan and security agreement with General Electric Capital Corporation (“GE equipment loan”). In connection with the debt extinguishment, we recorded a charge of approximately $656,000 for legal costs, termination and penalty fees and unamortized debt discounts.

On November 8, 2008, our board of directors approved a further restructuring of our operations to focus on the clinical and commercial development of Adlea and discontinuing Zingo manufacturing and commercial operations as a result of manufacturing challenges and limited market penetration. On November 10, 2008, we initiated a recall of Zingo due to a non-safety related shelf life issue observed in a lot of unreleased product. We are currently exploring strategic transactions and alternatives, including the sale of the assets related to Zingo.

In connection with the November 2008 restructuring, we reduced our workforce by 23 employees and eliminated our sales and marketing functions relating to Zingo commercial activities. In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets, we reclassified our Zingo related assets to assets held-for-sale on the consolidated balance sheet as of December 31, 2008. In addition, since we expect to have no significant or direct involvement in future operations related to these assets, the results of the Zingo manufacturing and commercial activities, including our cooperative joint venture (“CJV”) with Wanbang Pharmaceuticals Corporation Limited, located in China, have been presented as discontinued operations. For the years ended December 31, 2008, 2007 and 2006, we recorded net loss from discontinued operations for Zingo manufacturing and commercial activities of $51.1 million, $21.4 million and $19.5 million, respectively. Discontinued operations are reported as a separate component within the consolidated statement of operations outside of loss from continuing operations.

On November 10, 2008, we announced that the ACTIVE-1 Phase 3 trial evaluating Adlea missed its primary endpoint of reducing post-surgical pain versus placebo (p=0.07) following bunionectomy surgery at four to 32 hours post-surgery. The same measure was highly significant (p=0.004) from four to 48 hours post-surgery. The trial also achieved a key secondary endpoint of reducing opioid use for Adlea versus placebo (p=0.012) over the four to 32 hour period. Adverse events rates were largely similar for both active treatment and placebo groups.

On November 10, 2008, we provided the Worker Adjustment and Retraining Notification Act notices to 62 employees to inform them that their employment would end on January 9, 2009 as a result of the November 2008 restructuring.

On November 10, 2008, we repaid approximately $20.1 million in outstanding principal and accrued interest pursuant to a loan and security agreement (the “Oxford loan”), dated September 30, 2008 between us and Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation (collectively, the “Oxford Lenders”), as a result of the discontinuance of Zingo manufacturing and commercial operations. On December 5, 2008, we paid the Oxford Lenders’ termination and legal fees of approximately $800,000. In connection with the debt extinguishment, we recorded a charge of approximately $3.1 million for legal costs, terminal fees and unamortized debt discounts associated with warrants.

On December 16, 2008, we announced that the ACTIVE-2 Phase 3 trial evaluating Adlea achieved its primary efficacy endpoint of reducing post-surgical pain versus placebo (p=0.03) following total knee replacement surgery at four to 48 hours after surgery. The trial also met its key secondary endpoint with Adlea demonstrating a highly significant statistical difference in opioid medication consumption compared to placebo (p=0.005). Adverse events rates were largely similar for both active treatment and placebo groups.

During the year ended December 31, 2008, we invested heavily in Adlea clinical development to complete the two Phase 3 trials in bunionectomy and TKA and the commercial product launch and discontinuation of Zingo, which ultimately caused us to incur significant restructuring charges. For the year ended December 31, 2008, net loss was $103.2 million, net cash used in operating activities was $74.8 million, and net cash used in financing, including the repayment of the GE equipment loan and the Oxford loan, was $11.0 million, which all contributed to our ending cash and cash equivalent balance of approximately $658,000 at December 31, 2008.

On January 20, 2009, we entered into a securities purchase agreement (the “Investor Agreement”) with Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP (each an “Investor” and together the “Investors”), where we agreed to sell and issue securities (each a “Security” and together the “Securities”) for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of seven percent per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Securities, plus all accrued but unpaid interest. Unless we pay the principal back early under the terms of the Investor Agreement or it is accelerated because of a default, we will pay the outstanding principal and accrued but unpaid interest at any time at the request of a certain majority of the Investors on or after July 20, 2009. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, and we requested and received a second tranche of $2.0 million on March 3, 2009. We have requested the final tranche of $2.0 million under the Investor Agreement to be received before April 1, 2009.

Our objective is to actively seek partnership for the continued development and commercialization of Adlea for the treatment of pain and pursue other potential business combination transactions. Key elements of our strategy include:

•	Advance the Clinical Development of Adlea

•	Initiation of a Phase 2 dose-validation study in total knee arthroplasty patients;

•	Conduct a supportive study in arthroscopic shoulder surgeries; and

•	Conduct a replacement Phase 3 study in an appropriate surgical model during 2009 and 2010.

•

Be Opportunistic About Partnering our Existing Products and About Expanding Our Pain Management Franchise. Evaluate partnership opportunities for Adlea that would provide maximum exposure of the product in the marketplace. Seek to in-license product candidates that would enhance our product pipeline of pain management products.

•

Explore other Potential Business Combination Transactions. Explore and evaluate opportunities for the merger, sale or other combination of Anesiva that would provide maximum return to our creditors and stockholders.

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

Analgesic Drugs

Drugs that treat pain are referred to as analgesics, and the type of analgesic selected for treatment depends principally upon the severity and character of the pain. For mild pain, weak analgesics such as acetaminophen or non-steroidal anti-inflammatory drugs, or NSAIDs, such as aspirin and ibuprofen are often used. For moderate pain, NSAIDs, weak opioids such as codeine or short-acting formulations of strong opioids may be used. Severe pain may require stronger opioids such as morphine, oxycodone, hydrocodone or fentanyl.

Shortcomings of Current Pain Management

Despite widespread clinical use of drugs for pain, pain management remains less than optimal due to a variety of factors, including:

•

Insufficient efficacy. Many patients continue to experience levels of pain after surgery even with an increased focus on pain management and the availability of potent opioid medications. Pain due to moderate to severe osteoarthritis is also not readily treated, with many patients eventually exhausting available treatment options. Neuropathic pain typically does not respond well to treatment with NSAIDs and may respond poorly to treatment with opioids at doses that do not impair the ability of patients to live reasonably active lifestyles.

•

Lack of site specificity. Most analgesics, including opioids and NSAIDs, are given orally, intravenously (IV) or transdermally and thereby can subject the patient to high systemic concentrations of drug or have a diffuse, non-targeted effect. These drugs are delivered to the entire body despite the fact that most types of pain are experienced in discrete parts of the body. Opioids, and NSAIDs, given by mouth, or IV, provide pain relief by acting on nerves all over the body: in the spinal cord, in the brain and locally at the site of injury. As a consequence, opioids provide nonspecific pain relief because their mechanism of action targets broad areas of the body. Moreover, systemic drugs can cause side effects at parts of the body unrelated to the perception of pain. Although there are currently means of delivering site-specific analgesia, such as by delivering short-acting anesthetics into joints such as the ankle or knee, these techniques are currently used to provide relatively short-term anesthesia after surgery.

•

Occurrence of side effects. NSAIDs may cause gastrointestinal ulcers, and between 10,000 and 20,000 patients die each year from gastrointestinal bleeding believed to be related to the use of NSAIDs. Use of opioids is associated with nausea and vomiting in many patients. High-dose opioids can cause sedation and may also cause respiratory depression, or a decrease in the ability to breathe spontaneously. Opioids used chronically can cause severe constipation that leads many patients to stop using them, and opioids may sometimes cause severe itching. Many drugs used to treat neuropathic pain, such as antiseizure medications, may frequently cause sedation and problems with coordination.

•

Need for frequent dosing. Many drugs used to treat pain require frequent dosing that can be inconvenient or confusing to follow the instructions for use, often leading to reduced patient compliance or errors.

•

Potential to cause physical dependence. Opioids, when used chronically, can cause physical dependence. Fear of physical dependence often influences clinicians to prescribe less than adequate doses of opioid analgesics. Similar fears lead many patients to refuse opioid analgesics.

Given the desire to achieve effective pain control and the significant shortcomings of existing treatments, doctors and patients often struggle to find an appropriate balance between pain relief and adverse side effects. With both over- and under-treatment of pain, patients may be suffering unnecessarily, have poor quality of life and have difficulty meeting their social, familial and work-related commitments.

Anesiva Product Pipeline

Project Candidate	Clinical Indications	Development Status	Anesiva Commercialization Rights
Adlea™	Post-surgical, musculoskeletal and neuropathic pain	Multiple Phase 2 trials and Phase 3 trials completed	100% worldwide

Zingo™ (lidocaine hydrochloride monohydrate) powder intradermal injection system	Reduce pain associated with peripheral IV insertions or blood draws	Approved for use in children three to 18 years of age and adults	In November 2008, we discontinued the Zingo manufacturing and commercial operations

Adlea for the Treatment of Post-surgical, Musculoskeletal or Neuropathic Pain

Adlea is our product candidate for the treatment of site-specific moderate to severe pain. These types of pain are not treated well with existing drugs, many of which have well-documented and severe side effects. We are developing Adlea to treat post-surgical pain associated with orthopedic surgeries, including bunionectomy and total knee replacement surgeries, and to treat pain resulting from osteoarthritis. Adlea is delivered directly onto the cut surfaces of muscle, bone and connective tissue during open surgeries and into the surgical site during an arthroscopic procedure. For pain resulting from musculoskeletal diseases, such as osteoarthritis and neuropathic pain, Adlea is directly injected into the site of pain. Prior to use of Adlea in non-surgical settings, patients should receive pre-treatment with analgesics to ameliorate the transient algesic pain experienced upon injection of Adlea. Such pre-treatment is not required in surgical settings because these patients are already under a general anesthetic and/or a local nerve block. We will be focusing our near-term development efforts of Adlea on post-surgical pain. We initiated two Phase 2 trials of Adlea in post-surgical pain in 2007: one in total knee replacement and one in total hip replacement. The Phase 2 knee study was later amended to become a Phase 3 study. In addition to the Phase 3 study in total knee replacement surgery, we conducted a Phase 3 study in bunionectomy surgery during 2008.

Based on communications with the FDA, we have developed a registration directed program for Adlea consisting of Phase 3 trials in total knee replacement and bunionectomy surgeries – to support a broad product label of management of post-surgical pain associated with orthopedic surgeries. Adlea has demonstrated statistically significant pain reduction in the Phase 3 total knee replacement study and did not reach significance in the Phase 3 bunionectomy study in 2008. We anticipate conducting a replacement Phase 3 study in an appropriate surgical model as well as an additional Phase 2 dose validation study in order to support a regulatory filing for the proposed acute pain indication.

Adlea is a long acting purified capsaicin analgesic. It relieves pain by causing localized desensitization of the TRPV1 receptors on neuronal C fibers which are responsible for the slow, dull, longer-lasting, second pain sensation. The activation of TRPV1 causes a short burst of nerve activations followed by a longer desensitizing of the pain conducting C-fibers. This short lasting burst causes the C-fibers to not transmit sensation of pain but this is reversible. The key factor is that because Adlea affects a specific C-type pain fiber by acting on a local site level, other sensory and motor functions are not affected, including protective reflexes and the sense of position. This unique mechanism of action is the basis for what we believe will be Adlea’s ability, if approved, to provide highly selective, long lasting pain relief following a single administration.

Opioid drugs, such as morphine, the current standard for managing pain after surgery are associated with significant side effects including respiratory depression, euphoria, and nausea and vomiting during acute use, and constipation and physical dependence during chronic use. In clinical studies to date, Adlea has not demonstrated similar side effects. Additionally, it has been shown that pain in the hospital is associated with increased length of stay, longer recovery times and poorer patient outcomes. By safely reducing pain and opioid use, Adlea may have the potential to reduce opioid-related side effects and the length of hospital stay.

Clinical trials of Adlea

Adlea has been administered to over 750 patients to date for the treatment of post-surgical, neuropathic and musculoskeletal pain indications.

Adlea—Post-surgical Pain

Multiple Phase 1 and Phase 2 clinical trials of Adlea in post-surgical pain indications have been completed. In June 2006, we reported positive, top-line clinical data from a small Phase 2 exploratory clinical trial in total knee replacement surgeries showing that Adlea demonstrated pain reduction at selected pre-specified time intervals in the study, including statistically significant pain relief at day one (p=0.0273) and at day 14 (p=0.0071). The difference in average daily pain scores between the Adlea-treated group (n=25) and the placebo group (n=25) on day one was statistically significant and showed a relative difference in pain on first ambulation of 24 percent. On a numerical rating scale of zero to 10, the average pain score for the treated group was 5.4 compared with the placebo group’s average of 7.1. It is noteworthy that this difference was detected despite all patients being on concomitant morphine analgesia. On day 14, the patients’ “worst pain in the previous 24-hour period” using the Brief Pain Inventory form showed a relative difference of 34 percent with the average pain scores being 3.9 and 5.9 for the treated group and placebo group, respectively. The preliminary data suggested that Adlea was safe and well tolerated.

Two Phase 2 trials evaluating patients undergoing bunionectomy surgery were previously completed. The first proof-of-concept trial, which treated 40 patients, suggested a reduction in the use of rescue medication during the first 72 hours following surgery in a small subset of patients receiving Adlea with lidocaine pretreatment compared to patients receiving placebo. However, the overall study was not of sufficient size or design to draw meaningful statistical conclusions of efficacy. The second exploratory bunionectomy trial, which treated 185 patients, demonstrated several statistically significant reductions in the magnitude of average and worst pain suffered during the first 32 hours following surgery by subjects receiving doses of 0.5 and 1.0 mg in 4 mL of Adlea. In March 2006, a Phase 2, 41-patient clinical trial evaluating Adlea in hernia repair pain was completed. While Adlea was well tolerated at all time points during the study, there was no significant difference in pain score in the drug versus control arm at the pre-specified time point of pain measured during the seven days following surgery. However, Adlea did significantly reduce pain over the first three days following surgery in a post-hoc comparison versus placebo. Additionally, we reported in June 2006 that a Phase 2 trial of Adlea in 44 patients undergoing cholecystectomy (gall bladder removal) surgeries did not show a significant difference in pain scores between those receiving Adlea and those receiving placebo. We believe that the extent of contact between the drug and the relevant tissues in the cholecystectomy surgeries may not have been maintained at a level sufficient to provide therapeutic benefit.

On November 10, 2008, we announced the results of our ACTIVE-1 Phase 3 clinical trial which compared Adlea (1 mg in 4 mL of solution; 0.25 mg/mL) to placebo in 301 patients undergoing bunion removal surgery (bunionectomy). The study drug was injected into the surgical wound at the end of the surgery immediately prior to wound closure in this randomized, double-blind study. The postsurgical period of four to 32 hours was arbitrarily chosen for pain assessment as the primary efficacy endpoint and the area under the curve of pain scores from four to 32 hours were assessed using an 11-point numeric rating scale (NRS, 0–10). This primary efficacy endpoint did not significantly differentiate Adlea from the placebo group (p=0.07), although a secondary endpoint of opioid consumption during this period was significantly reduced in the Adlea group (p=0.012). A secondary endpoint of pain assessment as measured by the area under the curve of NRS pain scores for the four to 48 hour time period was significant (p=0.004) in favor of Adlea, and ACTIVE-1 met another secondary endpoint by a significant reduction in opioid requirements (p=0.007). This postoperative reduction in pain from treatment with Adlea was accompanied by a safety profile that did not distinguish Adlea from the placebo group. There was no difference in wound healing between the Adlea and placebo treatment groups, nor were there any effects on sensory testing around the wound, validating the sensory selectivity of the analgesic blockade produced by Adlea.

On December 16, 2008, we announced the results of our ACTIVE-2 randomized, double-blind, Phase 3 clinical trial which compared Adlea (15 mg in 60 mL of solution; 0.25mg/mL) to placebo in 217 patients undergoing total knee arthroplasty (TKA; ie, knee replacement surgery). Similar to the previous acute postoperative studies evaluating Adlea, the study drug was injected into the wound at the end of the surgery immediately prior to wound closure in this randomized, double-blind study. The primary efficacy endpoint was assessment of the post-operative pain in the four to 48 hour period using the area under the curve of NRS (0–10) pain scores and was determined to be statistically significant (p=0.03). ACTIVE-2 met a secondary endpoint by a statistically significant reduction in opioid requirements during this same time period (p=0.005). This analgesic effect of Adlea on pain continued as a consistent trend over the six week post-operative assessment period, and was also supported by a similar trend in rehabilitation and range of motion in the operated knee. There was a significant reduction in the severity and distress caused by the side effects of opioid medications throughout the entire six-week period of postoperative assessment in the Adlea group, and the adverse event and wound healing findings from ACTIVE-2 continued to support the safety profile of Adlea as compared to placebo.

Adlea—Musculoskeletal Pain

Multiple trials evaluating Adlea in musculoskeletal pain indications have been conducted, including several studies in osteoarthritis of the knee. A Phase 1 and Phase 2 trial, which treated 28 end-stage osteoarthritis patients across the two trials, suggest that Adlea was safe and well-tolerated. In a Phase 2 trial in 59 patients, designed to assess efficacy as well as safety, there was no significant difference in pain in the Adlea-treated group compared with patients who received placebo. In a 55 patient Phase 2 open label trial in patients with moderate and severe osteoarthritis of the knee, various pre-treatment regimens and a stepped dose regimen were explored to minimize the algesic response on injection. This acutely painful response was seen in most patients despite pretreatment with an intraarticular injection of local anesthetic. There was a statistically significant reduction in pain from baseline using various established measures that lasted the eight week study period after a single injection (p<0.001) with various doses. A 45-patient, Phase 2 trial evaluating Adlea for the treatment of tendonitis of the elbow failed to meet its primary endpoint, although it did demonstrate a statistically significant reduction in pain at four weeks in the Adlea-treated group compared to the group who received placebo (p=0.0256).This was supported by improvement in grip strength, significant reduction in pain during grip strength testing, and reduction in investigator-elicited tenderness over the lateral epicondyle. Patients in this study also experienced significant pain immediately following injection of Adlea. For patients treated with Adlea, a statistically significant improvement was maintained at least eight weeks after treatment compared to placebo, and the trend for Adlea patients to experience lower pain scores was maintained from two to 12 weeks (the last time point in the efficacy follow-up).

Adlea—Neuropathic Pain

A Phase 2 trial evaluating Adlea in the neuropathic pain indication of intermetatarsal (Morton’s) neuroma was completed in late 2005. Morton’s neuroma is a painful neuropathic condition of the foot that typically occurs as a result of wearing high narrow shoes, running, or spending considerable time standing each day. In the 58-patient randomized, double-blind, placebo-controlled clinical trial, conducted at two study centers in the United States. The treatment group of 30 subjects who received Adlea showed significant decreases in their foot pain four weeks after the single administration of study drug. The mean baseline pain score (0-10 Numeric Rating Scale) was 5.7 for subjects in each treatment group. Pain scores were reduced at four weeks following the single administration of Adlea, with a mean pain score of 2.1 (63 percent reduction in pain) compared to 3.5 (38 percent reduction in pain) in subjects treated with placebo (p=0.0188). Additionally, Adlea was well tolerated and did not demonstrate any significant safety issues, although patients did report significant initial analgesic pain on injection of Adlea.

Zingo for the Reduction of Pain Associated with Venipunctures

Zingo was approved by the FDA in August 2007 to reduce the pain associated with peripheral IV insertions or blood draws in children three to 18 years of age. In January 2009, Zingo was approved by the FDA to reduce the pain associated with blood draws in adults. Zingo is an easy-to-administer, single-use, sterile, needle-free system that utilizes compressed gas to deliver 0.5 mg lidocaine powder into the skin in order to anesthetize nerves. It provides a rapid onset of action, allowing peripheral IV insertions or blood draws to begin one to three minutes after administration, thus offering an important advantage over currently available therapies. In October 2007, we announced positive top-line results from a pivotal Phase 3 trial of Zingo in adult patients, demonstrating less venous procedural pain in those treated with Zingo compared to placebo (p= 0.003). The trial was requested by the FDA. In November 2008, we initiated a recall of Zingo due to a non-safety related shelf life issue observed in a lot of unreleased product. On November 8, 2008, our board of directors approved the restructuring of our operations to discontinue Zingo commercial operations as a result of manufacturing challenges and limited market penetration.

Strategy

Our objective is to actively seek partnership for the continued development and commercialization of Adlea for the treatment of pain and pursue other potential business combination transactions. Key elements of our strategy include:

•	Advance the Clinical Development of Adlea

•	Initiation of a Phase 2 dose-validation study in total knee arthroplasty patients;

•	Conduct a supportive study in arthroscopic shoulder surgeries; and

•	Conduct a replacement Phase 3 study in an appropriate surgical model during 2009 and 2010.

•

Be Opportunistic About Partnering our Existing Products and About Expanding Our Pain Management Franchise. Evaluate partnership opportunities for Adlea that would provide maximum exposure of the product in the marketplace. Seek to in-license product candidates that would enhance our product pipeline of pain management products.

•

Explore other Potential Business Combination Transactions. Explore and evaluate opportunities for the merger, sale or other combination of Anesiva that would provide maximum return to our creditors and stockholders.

Sales and Marketing

On November 8, 2008, our board of directors approved the restructuring of our operations to discontinue Zingo commercial operations as a result of manufacturing challenges and limited market penetration. In connection with the restructuring, we reduced our workforce by 23 employees and eliminated our sales and marketing functions relating to Zingo commercial activities. We are currently exploring strategic transactions and alternatives, including the sale of the assets related to Zingo.

Manufacturing

We are currently using contract manufacturers to supply Adlea for clinical trials. There are multiple sources for the active ingredient, capsaicin, which is extracted from plant material and purified or chemically synthesized. We currently source the plant material from a third party and are exploring other secondary sources. The plant material is processed at an experienced third party dedicated to the extraction and purification of natural products, where the capsaicin is extracted from chili peppers. This crude capsaicin extract is further processed at another third party in the U.S. to produce a highly refined and pure capsaicin drug substance, which is formulated and filled into vials as the final product. After development is complete, we expect that we will use these same experienced third parties to manufacture commercial supplies of Adlea.

On November 8, 2008, our board of directors approved the restructuring of our operations to discontinue Zingo manufacturing as a result of manufacturing challenges and limited market penetration. In connection with the restructuring, we have closed down our U.S. contract manufacturing sites, are discussing the dissolution of the CJV with our business partners and have eliminated the manufacturing, quality and engineering functions relating to Zingo manufacturing activities. We are currently exploring strategic transactions and alternatives, including the sale of the assets related to Zingo.

License, Marketing and Distribution Agreements

License Agreement with James N. Campbell, M.D., Richard A. Meyer, M.S. and Marco Pappagallo, M.D.

In August 2001, we entered into an agreement with James N. Campbell, M.D., Richard A. Meyer, M.S. and Marco Pappagallo, M.D. to acquire the exclusive, worldwide license to U.S. Patent Application No. 09/041294 (U.S. Patent No. 5,962,532) and all applications and products relating thereto directed to methods and kits for relieving pain using capsaicin as an anesthetic. The technology licensed under the agreement relates to the steps of administering capsaicin for pain reduction that we use in our product Adlea. This license excludes topical application to the skin of capsaicin and analogues. Upon execution of the license, the licensees were paid an aggregate up-front license fee of approximately $42,000, granted options for an aggregate of 21,667 shares of common stock of AlgoRx Pharmaceuticals, Inc. and reimbursed for expenses associated with filing, prosecution and maintenance of the patent. Upon its merger with AlgoRx, these stock options were terminated. We are obligated to pay Drs. Campbell and Pappagallo and Mr. Meyer royalties on any future sales of Adlea by us and any of our sublicensees. We are also obligated to pay up to $775,000 in milestone payments under the agreement, of which, as of December 31, 2008 and 2007, we have paid an aggregate of $400,000 and $200,000, respectively. Of the remaining milestone payments, we are obligated to pay $25,000 upon the grant of a Japanese patent using the licensed technology and $350,000 upon approval of the licensed technology for commercial use by the FDA. The license terminates in March 2018, the date of expiration of the patent (U.S. Patent No. 5,962,532), or earlier upon the date of the invalidation of the patent. Our rights under this license can be terminated on 10 days’ written notice if we fail to fulfill any material obligation under the agreement and the failure is not cured by us within 180 days of receiving notice of such failure. We can terminate the license agreement upon 30 days’ prior notice for any reason or upon 10 days prior notice for the failure of any counterparty to fulfill a material obligation not cured within 90 days of our giving notice of the failure. The license is subject to a license granted by Drs. Campbell and Pappagallo and Mr. Meyer to Johns Hopkins University for non-profit purposes. The license is subject to a sublicense to the inventors for research and development, with no right to commercialization.

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

License with PowderMed Limited

In March 2002, we acquired from then PowderJect Research Limited and now PowderMed Limited (“PowderMed”), a wholly-owned subsidiary of Pfizer, Inc., a license to intellectual property consisting of over 150 patents and applications relating to the methods and apparatus for the delivery of powder forms of medications. The technology licensed under this PowderMed agreement includes the technology underlying our Zingo product, as well as a Supply Agreement for the production and supply of certain components for Zingo. The license is exclusive worldwide with respect to products delivered by powder injection into the space between cells under the skin, except for certain immune products and certain products defined as “cytokine drugs” and except for products to which PowderMed retains the exclusive right for delivery in dental procedures to the extracellular space within the oral cavity. In December 2008, we amended our agreement with PowderMed and are no longer subject to paying royalties on any of the direct sales and any sublicense sales. For products other than Zingo resulting from the licensed technology, we are obligated to pay PowderMed royalties on any future direct sales. We also pay royalties on licensing fees, milestone payments, royalty payments, transfer price and other consideration that we receive from any sublicensees, if any. On December 22, 2008, we terminated the Supply Agreement, dated March 22, 2002, originally between AlgoRx Pharmaceuticals, Inc., a wholly-owned subsidiary of Anesiva, and PowderMed for the supply of certain components for our Zingo product.

Co-Promotion and Distribution Agreement with Sagent Pharmaceuticals, Inc.

In October 2007, we signed a three year co-promotion and distribution agreement with Sagent Pharmaceuticals, Inc. which provided for co-promotion of Zingo in the U.S. We paid Sagent a set up fee and Sagent is due royalties on net sales of Zingo within hospitals as well as the facilitation of contract negotiations with hospitals and group purchase organizations in the U.S. The terms of the agreement provided for Sagent to earn a royalty based on net sales of Zingo and for us to reimburse Sagent for certain direct expenses, such as distribution and management of orders. We are currently exploring strategic alternatives, including the transfer of this agreement with the assets related to Zingo.

Exclusive Zingo License and Distribution Agreements

We plan to meet with our Zingo business partners to discuss our future relationship. We plan to restructure, suspend or cancel agreements for the distribution of Zingo for non-U.S. territories. The following are license and distribution agreements with our Zingo partners for the years ended December 31, 2007 and 2008:

In December 2007, we entered into an agreement with Medical Futures Inc. whereby we granted an exclusive license to Medical Futures for the marketing and distribution of Zingo in Canada. Upon regulatory approval in Canada, Medical Futures will purchase Zingo at a transfer price. We received a $50,000 upfront payment which is classified as other accrued liabilities. For the years ended December 31, 2007 and 2008, we recognized an insignificant amount in revenue under this agreement.

In February 2008, as amended in April 2008, we entered into a license agreement with Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. (Sigma-Tau). We received a total of $275,000 of upfront payments, which are classified as other accrued liabilities. As of December 31, 2008, we had not recognized any revenue under the license agreement.

In April 2008, we entered into an exclusive license and distribution agreement with Green Vision Company. The agreement provides for an upfront payment, royalty payments, and payments for the achievement of certain sales milestones. We received a $25,000 upfront payment, which is classified as other accrued liabilities. For the year ended December 31, 2008, we recognized an insignificant amount in revenue under this agreement.

In July 2008, we entered into an exclusive license and distribution agreement with Lee’s Pharmaceutical (HK) Limited (Lee’s Pharma). Under the terms of the agreement, Lee’s Pharma is the exclusive distributor of the Zingo product in People’s Republic of China, Hong Kong and Macau. Pursuant to the agreement, we will receive an upfront payment, royalty payments, and payment for the achievement of a milestone. As of December 31, 2008, we had not recognized any revenue under the license agreement and we had not received the upfront payment license fee under the license agreement.

NF-kappa B Decoy License Agreement

In June 2008, we entered into a license agreement for worldwide rights to our NF-kappa B Decoy program to Transcription Factor Therapeutics, Inc. (TFT). Under the terms of the agreement, we will receive a non-refundable upfront licensing fee of $1.7 million and a milestone payment of $500,000 upon the latter of inventory or technology transfer. We may receive substantial milestone payments if additional products are commercialized. In turn, we are required to pay a sublicense fee to a third party that is a percentage of the license revenues received from TFT upon receipt of any license payments. As of December 31, 2008, we had not received the upfront license fee or milestone payment under the license agreement.

Specific-Use License of Needle-Free Drug Delivery Technology with Particle Therapeutics

In August 2007, we entered into an agreement with Particle Therapeutics Limited (“Particle Therapeutics”) under which we granted Particle Therapeutics a specific-use license to incorporate our drug delivery technology into its needle-free, intradermal delivery system for glucagon, a hormone commonly used for the treatment of hypoglycemia associated with Type 1 and Type 2 diabetes. Under the terms of the license agreement, we received an up-front payment, and are entitled to milestone payments for certain key clinical and regulatory achievements, royalties on future sales, as well as royalties on revenues from any future sub-licensing of the technology by Particle Therapeutics.

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

As of December 31, 2008, we own or license approximately 653 United States and foreign patents and pending patent applications. Our patents and patent applications if granted, will expire between 2013 and 2028, without regulatory extension or patent term restoration.

Specifically, we currently own or license approximately 112 patents and patent applications related to our capsaicin technology, compounds and their application in pharmaceutical development or their use as pharmaceuticals. We believe these issued patents and pending applications, if and when issued, will provide us with intellectual property protection in the methods of medical use, purification, manufacturing and formulation of capsaicin. These patents and technologies relates to our Adlea product. We also license over 450 patents and patent applications relating to the methods and apparatus for delivering powder forms of medications. This portfolio includes the technology underlying our Zingo product.

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

Our success will also depend in part upon our not infringing patents issued or assigned to others. If our product candidates are found to infringe the patents of others, our development, manufacture and sale of such potential products could be severely restricted or prohibited. In fact, one of our issued European patents covering capsaicin for injection has been challenged by Grunenthal, a German pharmaceutical company, in the European Patent Court. In response to this challenge, we submitted proposed modifications to the patent which the patent court approved and published in November 2004. The amended patent can be objected to by Grunenthal or any other third party within two months following publication of the amended patent by the court. The two month period for filing an objection has expired, and we are not aware of any objections filed against the amended patent. If any future challenge by Grunenthal or any other party is ultimately successful in invalidating the patent, the ability of third parties to market competing technologies to Adlea in Europe could be enhanced.

We rely on trade secrets to protect our technology in addition to patents, especially where patent protection is believed not to be appropriate or obtainable. However, trade secrets are difficult to protect. We attempt to protect our proprietary technology, in part, with appropriate agreements with our employees, consultants and collaborators. There can be no assurance that these agreements will provide meaningful protection, that these agreements will not be breached, that we will have an adequate remedy for any such breach, or that our trade secrets will not otherwise become known or independently developed by a third party. Our commercial success will depend in part on not infringing upon the proprietary rights of third parties and on not breaching the technology licenses pursuant to which we have obtained certain of our proprietary rights, but we may be infringing on third party rights. It is uncertain whether the issuance of any third party patent would require us to alter our products or processes, obtain licenses or cease certain activities. We may not be able to obtain a license from any third party on reasonable terms. Our breach of our license agreements or failure to obtain a license to technology that we may require to discover, develop or commercialize our future products may have a material adverse impact on us. One or more third party patents or patent applications may conflict with patent applications to which we have rights. Any such conflict may substantially reduce the coverage of any rights that may issue from the patent applications to which we have rights. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention.

Competition

Adlea, if approved and commercialized, will face significant competition in the marketplace. For post-surgical pain, morphine administered by infusion pump is a common treatment method. Several other oral, injectable and patch opioids are also used, including Vicodin® (Abbott Labs), OxyContin® (Purdue Pharma), and Duragesic® (Johnson & Johnson). For later-stage osteoarthritis, glucocorticosteroids and hyaluronic acid products, including Synvisc® (Genzyme), a market leader in 2007, are injected locally and several oral opioids, most prominently OxyContin® (Purdue Pharma) and Duragesic® (Johnson & Johnson) are used. For localized neuropathic pain, Neurontin® (Pfizer) and tricyclic antidepressants are used to treat neuropathic pain. For the treatment of tendonitis, glucocorticosteroids are used.

TRPV1, a receptor which is involved in the transmission of pain signals to the brain and which is affected by Adlea, has become a popular target for the pharmaceutical industry. TRPV1 antagonists that may also compete with Adlea are being developed by several companies, including Lilly, GlaxoSmithKline, Merck-Neurogen, Pfizer, Amgen, Purdue Pharma and Abbott. Some of these TRPV1 antagonists are in the clinic and others may advance to clinical evaluation.

Zingo faced significant competition in the commercial marketplace, including adoption and market penetration of our new product. Two leading products for local anesthesia prior to venipuncture procedures are L.M.X.4® , a cream-based product from Ferndale Labs, and EMLA®, a cream-based product sold by APP Pharmaceuticals. A third product, J-Tip, sold by National Medical Products had more rapid onset than the cream-based products above that also competed with Zingo. The key competitive factors which Zingo addressed were the speed of the anesthetic effect and the safety profile compared to existing therapies for the prevention of pain associated with venipunctures. However, given the limited market penetration and our non-safety related recall related to shelf life, we discontinued Zingo on November 10, 2008 and began to sell the associated assets.

Research and Development

In 2008, 2007 and 2006, we incurred costs of $36.2 million, $23.3 million and $20.6 million, respectively, for research and development for Adlea, 1207, NF-kappa B Decoy and other research and development activities, which excludes the research and development expenses relating to Zingo of $11.5 million, 12.4 million and 14.7 million, respectively, currently accounted for under discontinued operations. 1207 was our clinical stage drug candidate being evaluated as a topical anesthetic for neuropathic patients and we discontinued its clinical development in 2007. NF-kappa B Decoy inhibits NF-kappa B, a protein implicated in the inflammatory cascade in diseases such as inflammatory bowel disease (IBD), eczema, rheumatoid arthritis, and asthma and we discontinued its clinical development in 2007. We use our employee and infrastructure resources across several projects, and some costs are not attributable to an individually-named project but rather are directed across these research projects. Our research and development expenses consist primarily of:

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

We expect that a large percentage of our research and development expenses in the future will be incurred in support of Adlea for management of pain following orthopedic surgery and osteoarthritis pain. These expenditures are subject to numerous uncertainties in timing and cost to completion. These uncertainties are discussed more fully under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND before the clinical trial may begin. Each trial must be reviewed and approved by an independent Institutional Review Board, or IRB, before it can begin and the trial is subject to IRB oversight. The FDA, the IRB or we may discontinue a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive good clinical practice, or GCP, requirements and the requirements for informed consent.

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

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, although within the European Union, a centralized registration procedure is available to companies wishing to market a product in more than one European Union state. The time required to obtain regulatory approval outside the United States may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Environment

We have made, and will continue to make, expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws and regulations have not had, and are not expected to have, a material effect on our capital expenditures, results of operations, or competitive position.

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

Financial Information by Business Segment and Geographic Data

We operate in one segment, the discovery, development and commercialization of pain therapeutics. During 2006 we had revenue attributed to the United States that was derived from the out-licensing of technology in the amount of $89,000. During 2007 we had revenue attributed to the United States that was derived from the out-licensing of technology in the amount of $51,000. During 2008 we had revenue attributed to the United States that was derived from the out-licensing of technology in the amount of $304,000. At December 31, 2008, 2007 and 2006, all of our long-lived assets of $568,000, $16.7 million and $9.2 million, respectively, are located in the United States.

Employees

At January 1, 2008, we had 100 full time employees. On September 2, 2008, we announced that we were realigning our operations by reducing our workforce by 21 employees in our preclinical development function to focus primarily on sales, marketing, late-stage clinical development and outsourced manufacturing. On November 8, 2008, our board of directors approved the restructuring of our operations to focus on the clinical and commercial development of Adlea and to discontinue Zingo manufacturing and commercial operations. In connection with the restructuring, we reduced our workforce by 23 employees and eliminated our sales and marketing functions relating to Zingo commercial activities. On November 10, 2008, we provided the Worker Adjustment and Retraining Notification Act (WARN Act) notices to 62 employees to inform them that their employment would end on January 9, 2009.

As of December 31, 2008, we had 78 full time employees, including 62 employees under the WARN Act. Our employees are not represented by any collective bargaining unit.

As of January 10, 2009, we had 16 employees. We believe that we maintain good relations with our remaining employees.

Executive Officers and Key Employees

Our executive officers and their respective ages as of March 13, 2009 are:

Name	Age	Position
Executive Officers:
Michael L. Kranda	55	President, Chief Executive Officer and Director
William C. Houghton	66	Senior Vice President and Chief Medical Officer
John H. Tran	33	Vice President, Finance and Chief Accounting Officer

Executive Officers

Michael L. Kranda joined Anesiva as president, chief executive officer and director in June 2008. Prior to Anesiva, Mr. Kranda served as a consultant at Vulcan Capital, the private investment group of Vulcan, Inc. since January 2007. From September 2003 to December 2006, Mr. Kranda led the life science venture investments as Managing Director for Vulcan Capital. From July 1996 to July 2002, Mr. Kranda served as chief executive officer at Oxford GlycoSciences, establishing the biotechnology company as the leading proteomics platform-based drug discovery company. Prior to joining

Oxford GlycoSciences, Mr. Kranda was president and chief operating officer at Immunex Corporation (which was acquired by Amgen), where he was responsible for sales and marketing, manufacturing and operations. Mr. Kranda serves on the boards of PTC Therapeutics and BiPar Sciences. Mr. Kranda received his B.A. and M.B.A from University of Washington School of Business.

William C. Houghton, M.D. joined Anesiva as senior vice president and chief medical officer in September 2008. Dr. Houghton has more than 20 years of clinical development and regulatory affairs experience. Prior to joining Anesiva, he was chief medical officer of Eleos, Inc., a privately-held biopharmaceutical company from May 2007 to August 2008. From 2005 to 2007 he was vice president, clinical and regulatory affairs for Alexza Pharmaceuticals, Inc., a biopharmaceutical company where he was responsible for the development and conduct of clinical trials for a novel Fentanyl formulation, among others. From 1998 to 2005, Dr. Houghton held various management positions with Orphan Medical, Inc., a biopharmaceutical company, where he most recently served as chief operating officer and directed regulatory and clinical development strategies, and provided scientific support of commercialized products. He began his career in industry with Abbott Laboratories, Inc. in 1984 where he worked until 1995. Most recently, from 1992 to 1995, he was medical director of Abbott’s hospital products division, providing medical support to the business units for anesthesia and pain management, including both pharmaceutical and device aspects. Prior to joining industry, Dr. Houghton was a practicing physician in Australia, and received his M.D. from the University of Sydney (Australia).

John H. Tran joined Anesiva in May 2008 and is the vice president, finance and chief accounting officer. Prior to joining Anesiva, from September 2004 to April 2008, Mr. Tran served in various roles in finance and was most recently the director of finance at Kyphon Inc., a medical device company. Mr. Tran became part of Medtronic, Inc. through its 2007 acquisition of Kyphon Inc. Prior to Kyphon Inc., from January 2000 to September 2004, Mr. Tran served as an audit manager in the audit and assurance practice with PricewaterhouseCoopers LLP. Mr. Tran received his Bachelor of Art degrees from the University of California at Santa Barbara in Biology and Business Economics with Accounting Emphasis. Mr. Tran is also a certified public accountant in the State of California.

Available Information

We make available, free of charge, through our Internet website, http://www.anesiva.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information found on, or accessible through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

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

The following risks and uncertainties may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Risk Factors Relating to Our Business

We will need additional financing, which may be difficult or impossible to obtain. If we fail to obtain necessary financing or do so on unattractive terms, our development programs and other operations could be severely harmed.

We currently have capital resources, including amounts received subsequent to December 31, 2008, that we believe to be sufficient to support our operations into April 2009. We may not be able to raise sufficient additional capital to continue our existing operations beyond that time. We have based this estimate on assumptions that may prove to be wrong, and we may utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the other factors discussed in this section.

We believe that strict cost containment in the near term is essential if our current funds are to be sufficient to allow us to continue our currently planned operations. If we are unable to effectively manage our current operations, we may not be able to implement our business strategy and our financial condition and results of operations may be adversely affected. To conserve cash, we have implemented a plan for a substantial reduction of our workforce and reduction of our monthly expenditures. We are also evaluating our alternatives with respect to the sale of equipment, inventory and other non-critical assets. We are attempting to work out settlements with our creditors at this time but there is no assurance that we will be able to do so on satisfactory terms or at all. We may be legally declared to have an inability or impairment of our ability to pay our creditors, including the filing of an involuntary petition for bankruptcy. If we are unable to effectively manage our expenses, we may find it necessary to reduce our expenses through another reduction in our workforce, which could adversely affect our operations.

In addition, we are pursuing strategic transactions and alternatives with respect to all aspects of our business, including sales of our Zingo product and asset and seeking a partner or acquirer for our Adlea program or opportunities for the merger, sale or other combination of Anesiva. Stockholders should recognize that, to satisfy our liabilities and fund the clinical development of Adlea, we may pursue strategic alternatives that result in the stockholders of Anesiva having little or no continuing interest in the Zingo product or Adlea or any other assets of Anesiva as stockholders or otherwise.

We will require substantial funds to further develop and commercialize Adlea. We expect to incur significant spending as we expand our development programs, manage continuing operations and partnering activities and our future capital requirements will depend on many factors, including:

•	the scope and results of our clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for Adlea, and other future product candidates; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including any litigation costs and the results of such litigation.

We cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. Additional financing may not be available when we need it or may not be available on favorable terms or at all. If we are unable to obtain adequate funding on a timely basis, we may be required to significantly curtail one or more of our development programs for Adlea and to further reduce our current operations. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own. In addition, we have already significantly reduced our workforce and may need to further reduce or curtail our current workforce or may even cease operations if we do not obtain any additional funding. If we raise additional funds by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preference over our existing common stock. In the current economic climate, we may be unable to raise additional funds through any sources.

We may not be able to raise sufficient funds to continue our current operations, and there is substantial doubt about our ability to continue as a going concern.

If we are not able to raise additional funding, we may not be able to enter into successful collaborations under favorable terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. All of these factors raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we would have to liquidate our assets, and we might realize significantly less than the values at which they are carried on our financial statements. The accompanying financial statements include adjustments to the long-lived assets to indicate impairment of those assets. However, additional adjustments or charges may be necessary should we be unable to continue as a going concern, such as additional charges related to further impairment of our long-lived assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments. The report of our independent registered public accounting firm on financial statements contained herein contains an explanatory paragraph regarding going-concern uncertainty (see Note 1 in the consolidated financial statements).

We may need to seek protection under the provisions of the U.S. Bankruptcy Code, and in that event, it is unlikely that stockholders would receive any value for their shares.

We have not generated any revenues to date, and we have incurred losses in each year since our inception in 1999. We currently have capital resources, including amounts received subsequent to December 31, 2008, that we believe to be sufficient to support our operations approximately into April 2009. We may not be able to raise sufficient capital to continue our existing operations beyond that time, particularly in light of our obligations under our lease and credit agreements, and we are currently evaluating our strategic alternatives with respect to all aspects of our business. We cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors, including our landlords, or if we are unable to obtain financing to support continued satisfaction of our leases and other debt obligations, we would likely be in default under our lease and credit agreements and may need to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we would likely realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate under the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.

We may not be able to identify and successfully complete a strategic transaction for the assets related to Zingo.

We have decided to eliminate our Zingo sales and marketing functions, close down Zingo contract manufacturing and engineering activities and have implemented a substantial restructuring plan approved by our board of directors. We had previously devoted a substantial amount of efforts and capital expenditures relating to these activities. We are currently exploring strategic alternatives, including the sale of the assets related to Zingo. We cannot predict whether we will be able to identify strategic transactions on a timely basis or at all. We also cannot predict whether any such transaction, once identified, will be consummated on favorable terms or at all. We anticipate that any such transaction would be time-consuming and may require us to incur significant additional costs regardless even if completed. If we are unable to identify and complete an alternate strategic transaction, we may incur material expenses relating to writing down the assets relating to Zingo.

If we do not complete an Adlea partnering, Zingo divestiture or additional financing, we may not be able to repay the loan from our debt investors when it becomes due and we may not be able to return capital to our stockholders.

On January 20, 2009, we entered into a securities purchase agreement (the “Investor Agreement”) with Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP (each an “Investor” and together the “Investors”), where we agreed to sell and issue securities (each a “Security” and together the “Securities”) for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of seven percent per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Securities, plus all accrued but unpaid interest. Unless we pay the principal back early under the terms of the Investor Agreement or it is accelerated because of a default, we will pay the outstanding principal and accrued but unpaid interest at any time at the request of a certain majority of the Investors on or after July 20, 2009. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, and we requested and received a second tranche of $2.0 million on March 3, 2009. We have requested the final tranche of $2.0 million under the Investor Agreement to be received before April 1, 2009.

Upon a change of control event, we will be required to repay up to $49.0 million in debt plus accrued interest, which we may not be able to repay our Investors or may not leave sufficient funding to distribute capital to our stockholders.

We may not have the sufficient funding to distribute capital to our stockholders upon a change of control event.

On January 20, 2009, we entered into the Investor Agreement with the Investors, where we agreed to sell and issue Securities for a total principal amount of up to $7.0 million. The Securities are secured by a first priority security interest in all of our assets. We will pay interest at a continuously compounding rate of seven percent per year. If a change of control (as that term is defined in the Investor Agreement) occurs, which includes a sale or merger of Anesiva, we will owe the Investors seven times the amount of the outstanding principal amount of the Securities, plus all accrued but unpaid interest. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, and we requested and received a second tranche of $2.0 million on March 3, 2009. We have requested the final tranche of $2.0 million under the Investor Agreement to be received before April 1, 2009.

Upon a change of control event under the Investor Agreement we may have to pay up to seven times the amount of the outstanding principal amount of the Securities in change of control proceeds to the Investors plus all accrued but unpaid interest. As a result, we will not have any capital to distribute to our common stockholders if the consideration received pursuant to a consummated transaction that triggers a change of control event under the Investor Agreement is less than amounts of secured and unsecured debt outstanding at that time plus the $49.0 million that will be payable pursuant to the Investor Agreement.

Our success is dependent on the proper management of our current and future business operations, and the expenses associated with them.

Our business strategy requires us to manage our operations to provide for the continued development and potential commercialization of Adlea. Our strategy also calls for us to undertake increased research and clinical development activities, and to manage an increasing number of relationships with collaborators and other third parties to achieve our development timelines, while simultaneously managing the expenses generated by these activities. On September 3, 2008, we announced a reduction of approximately 20% of our workforce, across our pre-clinical development and administrative functions. This reduction in force was a part of our efforts to reduce our operating expenses through prioritization of our development portfolio and streamlining our infrastructure. On November 10, 2008, we announced that the ACTIVE-1 Phase 3 clinical trial studying Adlea versus placebo following bunionectomy surgery missed its primary endpoint, a non-safety related recall potentially related to shelf life of our marketed Zingo product and the early repayment of our Oxford Loan in the amount of over $20.9 million which led to a second reduction of approximately 80% of our workforce, across all departments. As a result of these reductions in force, we recorded a restructuring charge of approximately $1.3 million in the third and fourth quarters of 2008.

We continue to believe that strict cost containment in the near term is essential if our current funds are to be sufficient to allow us to continue our currently planned operations and clinical development. If we are unable to effectively manage our current operations, we may not be able to implement our business strategy and our financial condition and results of operations may be adversely affected. If we are unable to effectively manage our expenses, we may find it necessary to reduce our expenses through another reduction in our workforce, which could adversely affect our operations.

We currently are, and in the future may be, subject to stockholder litigation which could hurt our business.

On March 17, 2009, we were served with a lawsuit naming certain of our officers, directors and stockholders affiliated with certain of our directors as defendants in a purported derivative lawsuit filed in the Court of Chancery of the State of Delaware in connection with a financing transaction we completed pursuant to the Investor Agreement in January 2009, alleging, among other things, breaches of fiduciary duties. On March 19, 2009, a second lawsuit was filed in the Court of Chancery of the State of Delaware naming certain of our officers, directors and stockholders affiliated with certain of our directors in a purported derivative lawsuit in connection with the same financing transaction we completed in January 2009. The plaintiffs are seeking, among other things, a judgment voiding provisions of the Investor Agreement that require us to pay the investors who are party to the Investor Agreement seven times the amount of the outstanding principal amount of the securities purchased in the financing in the event of a change of control. The stockholder derivative suits are discussed in more detail in Part I, Item 3 of this Annual Report on Form 10-K. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve them. The ongoing legal fees we are incurring in connection with these actions, or any attorneys’ fees that we may be required to pay as a result of the derivative suits, could have an adverse effect on our operating results and financial condition. In addition, if these lawsuits are successful and as a result the investors who are parties to the Investor Agreement require us to repay amounts we have received pursuant to the Investor Agreement we will likely need to significantly reduce or curtail our current workforce or may have to cease operations. Further, these lawsuits may divert management’s attention and resources, which could harm our business.

We have a limited operating history and if we do not generate significant revenues, we will not be able to achieve profitability.

We have a limited history of operations and we have incurred net losses since our inception. As of December 31, 2008, we had accumulated deficit of approximately $312.0 million. We expect to incur substantial net losses in order to further develop and commercialize our products and do not know whether or when we will become profitable and may not be able to sustain our operations.

As a result of our ongoing reductions in force, we will be operating with a severe shortage of personnel and may not be able to conduct even limited operations or maintain effective disclosure controls and procedures. If we fail to retain key scientific and clinical personnel, we may be unable to successfully develop Adlea or any other product candidates.

On November 10, 2008, we announced a reduction in force to reduce our staff to approximately 16 employees. On November 10, 2008, we provided Worker Adjustment and Retraining Notification Act (WARN Act) notices to 62 employees that their employment would end on January 9, 2009. On February 18, 2009, we announced that our chief financial officer position was eliminated. Accordingly, we will be operating with a severe shortage of resources and may not be able to conduct even limited operations. Even if we are able to obtain necessary funding and continue our business beyond April 2009, we may not have adequate personnel to operate our business or be able to attract and retain qualified employees.

The reduction in force may also impact the effectiveness of our disclosure controls and procedures, including certain segregation of duties and other controls to reduce the risk that a potential material misstatement of the financial statements could occur without being prevented or detected. Effective internal controls are necessary for us to provide reliable financial reports, maintain investor confidence and prevent fraud. As a result of our restructuring, we have significantly reduced our number of employees and there can be no guarantee that we will be able to retain employees with the requisite expertise to maintain an effective system of internal controls in a timely manner. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

The competition for qualified personnel in the biotechnology field is intense and we must retain and motivate highly qualified scientific personnel. We are highly dependent upon our scientific staff, particularly those employees who are involved in the development of Adlea. The loss of services of any of these key scientific employees could delay or prevent the development of Adlea, which may have a material adverse effect on our business, financial condition and results of operations.

We will need to complete additional trials for Adlea and perform additional preclinical testing and clinical trials for Adlea in children before we can submit an NDA which may impact our registration timeline.

On November 10, 2008, we announced that the ACTIVE-1 Phase 3 trial evaluating Adlea missed its primary endpoint of reducing post-surgical pain versus placebo (p=0.07) following bunionectomy surgery at four to 32 hours post-surgery, although the same measure was highly significant at four to 48 hours post-surgery (p=0.004). On December 16, 2008, we announced that the ACTIVE -2 Phase 3 trial evaluating Adlea met its primary endpoint of reducing post-surgical pain versus placebo (p=0.03) following total knee replacement surgery at four to 48 hours post-surgery. At a minimum, we will need to repeat one Phase 3 trial, and choose to include data from three Phase 2 trials: total hip arthroplasty (for which patient enrollment is completed), an arthroscopic shoulder surgery study, and a Phase 2 dose validation study in total knee replacement to appropriately deliver a registration package suitable for NDA assessment to the FDA.

Although we plan to submit an NDA for Adlea upon the completion of a clinical trial program in adults, we may be required by the FDA to complete preclinical pediatric studies as well as provide clinical data in a pediatric population before we can submit Adlea for commercial approval in the United States. If this the case, the time to NDA submission would be significantly affected.

Even though the adult patient population treated so far with Adlea has exhibited a safety profile similar to the placebo treated population, it is possible that Adlea may exhibit signs of safety concerns in a children population, which may ultimately restrict Adlea’s label for use, or further delay Adlea’s registration timeline.

If the FDA does not accept our proposal to replace the ACTIVE-1 Phase 3 study with a more robust ACTIVE-3 Phase 3 Bunionectomy study in an appropriate surgical model, our development timeline for Adlea may be significantly delayed.

On November 10, 2008, we announced that the ACTIVE-1 Phase 3 trial evaluating Adlea missed its primary endpoint of reducing post-surgical pain versus placebo (p=0.07) following bunionectomy surgery at four to 32 hours post-surgery. On December 16, 2008, we announced that the ACTIVE -2 Phase 3 trial evaluating Adlea met its primary endpoint of reducing post-surgical pain versus placebo (p=0.03) following total knee replacement surgery at four to 48 hours post-surgery. Given the positive results of our ACTIVE-2 Phase 3 study in total knee replacement, it is our intention to propose replacing the failed ACTIVE-1 study with a more robust ACTIVE-3 study in an appropriate surgical model for the purpose of filing an NDA for Adlea with the FDA. If the FDA does not accept our proposal or requires that we perform a replacement Phase 3 study in another pain model, this could introduce a significant time delay in our clinical development plan and such a delay may have a material adverse effect on our business, financial conditions or results of operations.

If we fail to successfully develop our single product candidate, or to successfully sublicense or sell our single approved product, our future revenues will be adversely affected.

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

On November 10, 2008, we announced that the ACTIVE-1 Phase 3 trial evaluating Adlea missed its primary endpoint of reducing post-surgical pain versus placebo (p=0.07) following bunionectomy surgery at four to 32 hours post-surgery. The same measure was highly significant (p=0.004) from four to 48 hours post-surgery. The trial also achieved a key secondary endpoint of reducing opioid use for Adlea versus placebo (p=0.012) over the four to 32 hour period. Adverse events were essentially similar for both active treatment and placebo groups.

On December 16, 2008, we announced that the ACTIVE-2 Phase 3 trial evaluating Adlea achieved its primary efficacy endpoint of reducing post-surgical pain versus placebo (p=0.03) following total knee arthroplasty (TKA, or total knee replacement surgery) at four to 48 hours after surgery. The trial also met its key secondary endpoint with Adlea demonstrating a highly significant reduction in opioid medication consumption compared to placebo (p=0.005). Adverse events were essentially similar for both active treatment and placebo groups.

If the Adlea clinical program progresses to an FDA approval, we will most likely need a partner to commercialize Adlea successfully.

If we obtain marketing approval for Adlea, we may not be able to build a sales and marketing organization or manufacturing operations as a result of the recent restructurings and will most likely need to seek to partner with one or more companies in order to successfully launch, distribute and market Adlea in the United States and the rest of the world. If we are not able to find a suitable partner, we may not be able to raise capital and would likely have to cease operations.

If we do not find collaborators for our product candidates, we may have to reduce or delay our rate of product development and/or increase our expenditures, and our business, results of operations and financial condition could suffer.

Our strategy to develop, manufacture and commercialize Adlea may include entering into various relationships with other pharmaceutical companies or organizations with respect to some programs to advance such programs and reduce our expenditures on such programs. Our product candidates will sometimes target highly competitive therapeutic markets in which we have limited experience and expertise. If we are unable to develop this expertise ourselves, we will need to enter into agreements with a biotechnology or pharmaceutical company to provide us with the necessary resources and experience for the development and commercialization of products in these markets. There are a limited number of companies with the resources necessary to develop our future products commercially, and we may be unable to attract any of these firms. A company that has entered into a collaboration agreement with one of our competitors may choose not to enter into a collaboration agreement with us. We may not be able to negotiate any collaboration on acceptable terms or at all. If we are not able to establish collaborative arrangements, we may have to reduce or delay further development of some of our programs and/or increase our expenditures and undertake the development activities at our own expense. If we elect to increase our expenditures to fund our development programs, we will need to obtain additional capital, which may not be available on acceptable terms or at all. If we are unable to find suitable partners or to negotiate acceptable collaborative arrangements or future sale of assets held-for-sale with respect to our existing and future product candidates or the licensing of our technology, or if any arrangements we negotiate, or have negotiated, include unfavorable commercial terms, our business, results of operations and financial condition could suffer.

In addition, there have been a significant number of recent business combinations among biotechnology and pharmaceutical companies that have reduced the number of potential future collaborators. If business combinations involving potential collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our product development programs.

We may not be able to maintain our listing on The Nasdaq Global Market, which would adversely affect the price and liquidity of our common stock.

To maintain the listing of our common stock on The Nasdaq Global Market we are required to meet certain listing requirements, including a minimum closing bid price of $1.00 per share. Our common stock has traded below the $1.00 minimum bid price every trading day since October 21, 2008. Under normal circumstances, companies traded on Nasdaq would receive a deficiency notice from Nasdaq if their common stock has traded below the $1.00 minimum bid price for 30 consecutive business days. Due to market conditions, however, on October 16, 2008, Nasdaq announced suspension of the enforcement of rules requiring a minimum $1.00 closing bid price, with the suspension to remain in place until Monday, July 20, 2009. If our common stock continues to trade below the $1.00 minimum bid price for 30 consecutive business days following the end of Nasdaq’s enforcement suspension, we would likely receive a deficiency notice. Following receipt of a deficiency notice, we expect we would have 180 calendar days to regain compliance by having our common stock trade over the $1.00 minimum bid price for at least a 10-day period. If we were to fail to meet the minimum bid price for at least 10 consecutive days during the grace period, our common stock could be delisted. Even if we are able to comply with the minimum bid requirement, there is no assurance that in the future we will continue to satisfy Nasdaq listing requirements, with the result that our common stock may be delisted. Should our common stock be delisted from Nasdaq, and the delisting determination was based solely on non-compliance with the $1.00 minimum bid price, we may consider applying to transfer our common stock to The Nasdaq Capital Market provided that we satisfy all criteria for initial inclusion on such market other than the minimum bid price rule. In the event of such a transfer, the Nasdaq Marketplace Rules provide that we would have an additional 180 calendar days to comply with the minimum bid price rule while on The Nasdaq Capital Market. If our stock is delisted from The Nasdaq Global Market and The Nasdaq Capital Market, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially adversely affect the market price and market liquidity of our common stock and our ability to raise necessary capital.

If we are unable to establish and maintain partnerships on commercially attractive terms, our business, results of operations and financial condition could suffer.

We intend to continue to seek partnerships with pharmaceutical and biotechnology partners to fund some of our research and development expense and develop and commercialize Adlea. We are also seeking to license the rights to the Zingo technology to third parties for use with other medications. There may be valuable opportunities to use this advanced needle-free delivery technology for the delivery of drugs other than lidocaine. We are engaging our CJV partners in China to discuss the dissolution of the CJV, which may affect potential partnerships. In addition, our current Zingo partners may seek damages against us as part of their negotiations to modify or terminate any existing agreements. The timing of any future partnerships, as well as the terms and conditions of the partnerships, will affect our results of operation and financial condition. If we are unable to find suitable partners or to negotiate acceptable collaborative arrangements with respect to our existing and future product candidates or the licensing of our technology, or if any arrangements we negotiate, or have negotiated, include unfavorable commercial terms, our business, results of operations and financial condition could suffer.

If we fail to obtain U.S. regulatory approval for product candidate, Adlea, we will not be able to generate revenue in the U.S. market.

We must receive FDA approval for Adlea before we can commercialize or sell this product candidate in the United States. Even if approved by the FDA, the specific approval may be significantly limited to specific disease indications, patient populations and dosages. The FDA can limit or deny its approval for many reasons, including:

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

If our clinical trials with respect to our product candidate do not meet safety or efficacy endpoints in these evaluations, or if we experience significant delays in these tests or trials, our ability to commercialize our product and our financial position will be impaired.

Clinical development is a long, expensive and uncertain process that is subject to significant delays. Due to the known or unknown circumstances beyond our control, it may take us several years to complete our testing, and failure can occur at any stage of testing. Patient enrollment in future clinical trials depends on many factors, including the size of the desired patient population, the nature and complexity of the trial protocol, the proximity of patients to clinical sites, and the eligibility criteria for inclusion in the study and patient compliance. Delays in patient enrollment or failure of patients to continue to participate in a planned or ongoing study may cause an increase in costs and delays, or even result in the failure of the trial. Favorable relationships with our investigators is also important in managing and maintaining a clinical development program.

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

To obtain regulatory approval to market our product candidate, we will need to conduct nonclinical studies in animals, and the results of these nonclinical studies may not demonstrate adequate safety or efficacy and, even if they do, the results may not necessarily be predictive of results in human trials.

As part of the regulatory approval process, we must conduct, at our own expense, nonclinical studies in laboratory animals as well as clinical trials in humans. The number of nonclinical trials that the regulatory authorities will require varies depending on the product candidate, the disease or condition for which the product candidate is being developed to address and the regulations applicable to the particular product candidate. We may need to perform multiple nonclinical studies in different species using various doses and formulations of our product candidate before we can begin clinical trials, continue clinical trials or obtain approval of our drugs, which could result in delays in our ability to develop or obtain approval of our product candidate. Furthermore, nonclinical results in animal studies are not necessarily predictive of outcomes in human clinical trials. Even after we have conducted the adequate nonclinical studies in animals, we must demonstrate in clinical trials that our product candidate is safe and efficacious for use on humans, in order to receive regulatory approval for commercial sale. Even if initial results of nonclinical studies for our product candidate are positive, we may obtain different unforeseeable results in later stages of nonclinical and clinical drug development, including failure to show desired safety and efficacy.

There may be delays in developing a product candidate as a result of the necessary preclinical studies to assess the safety of the product candidate including its ability to cause cancer and interactions with other drugs.

We are required to conduct preclinical studies to evaluate the safety of our product candidate including its ability to cause cancer or negatively interact with other drugs. For example, such studies may be required for Adlea, or other future products, for the treatment of certain indications. Such studies require up to three years, or longer, to complete and report.

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

We do not have the ability to conduct all of our clinical trials independently. As in similar companies who operate with limited personnel and in a virtual mode within our industry, we rely on the skills and individual commitments of clinical investigators, third party clinical research organizations and consultants to perform substantially all of these functions. If we cannot locate acceptable contractors to run our clinical trials or enter into favorable agreements with them, or if these third parties do not successfully carry out their contractual duties, satisfy FDA requirements for the conduct of clinical trials or meet expected deadlines, we will be unable to obtain required approvals and will be unable to commercialize our products on a timely basis, if at all. If we do not maintain good professional and working relationships with our clinical investigators or their clinical sites, our clinical trials may be negatively impacted. Our agreements are generally cancelable by either party with 30 days notice, with or without cause.

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

On February 18, 2009, we eliminated the chief financial officer position and terminated the employment of Jean-Frédéric Viret.

In addition, our continued operations and growth will require hiring qualified executive, scientific, regulatory, manufacturing, commercial and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success in light of our current financial situation and past reductions in workforce. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. Our offices are located in the San Francisco Bay Area, where competition for personnel with biopharmaceutical skills is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

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

We have refocused our operations as a virtual company and have eliminated our basic research and pre-clinical functions by relying on outside companies and third party contractors to work on our product development and we are seeking to leave our current facilities with laboratory space. However, our past research and development activities within the laboratory spaces involved the controlled use of hazardous materials, including chemicals and radioactive and biological materials. Our past operations also produced hazardous waste products. We are subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of these materials. We generally contract with third parties for the disposal of such substances and store certain low-level radioactive waste at our facility until the materials are no longer considered radioactive. We cannot eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations. If an accident or contamination occurred, we would likely incur significant costs associated with civil penalties or criminal fines and in complying with environmental laws and regulations. We do not have any insurance for liabilities arising from hazardous materials. Compliance with environmental laws and regulations is expensive, and current or future environmental regulation may impair our research, development or production efforts.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact upon our ability to sell our products profitably. In the United States in recent years, new legislation has been proposed at the federal and state levels that would effect major changes in the healthcare system, either nationally or at the state level. These proposals have included prescription drug benefit proposals for Medicare beneficiaries introduced in Congress and proposed changes in reimbursement. Legislation creating a prescription drug benefit and making certain changes in Medicare reimbursement has recently been enacted by Congress. Given this legislation’s recent enactment, it is still too early to determine its impact on the pharmaceutical industry and our business. Further federal and state proposals are likely. More recently, administrative proposals are pending that would change the method for calculating the reimbursement of certain drugs. The potential for adoption of these proposals may affect our ability to raise capital, obtain additional collaborators or market our products. Such proposals, if enacted, may reduce our revenues, increase our expenses or limit the markets for our products. In particular, we expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

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

If we lose our licenses from PowderMed Limited for Zingo or certain licenses for Adlea, we will not be able to continue development or outlicensing of our current products.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. Although we are not currently a party to any patent litigation or any other adversarial proceeding for Zingo or Adlea, including any interference proceeding declared before the United States Patent and

Trademark Office, regarding intellectual property rights with respect to our products and technology, we may become so in the future. We are not currently aware of any actual or potential infringement claim involving our intellectual property rights. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If a patent or other proceeding is resolved against us, we may be enjoined from researching, developing, manufacturing or commercializing our products without a license from the other party and we may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.

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

Provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law and contractual provisions may make it more difficult for or prevent a third-party from acquiring control of us without the approval of our board of directors. These provisions:

•	establish a classified board of directors, so that not all members of our board may be elected at one time;

•	set limitations on the removal of directors;

•	limit who may call a special meeting of stockholders;

•	establish advance agreement requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings;

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	provide our board of directors the ability to designate the terms of and issue new series of preferred stock without stockholder approval; and

•	require the approval of the Investors for a change of control.

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

Our executive officers, directors and principal stockholders, together with their affiliates, own approximately 48.9% of our voting stock, including shares subject to outstanding options based upon shares outstanding as of December 31, 2008. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

Our stockholders may be diluted, and the prices of our securities may decrease, by the exercise of outstanding stock options and warrants or by future issuances of securities.

We may issue additional common stock, preferred stock, restricted stock units, restricted stock awards, or securities convertible into or exchangeable for our common stock. Furthermore, substantially all shares of common stock for which our outstanding stock options or warrants are exercisable are, once they have been purchased, eligible for immediate sale in the public market. The issuance of additional common stock, preferred stock, restricted stock units, or securities convertible into or exchangeable for our common stock or the exercise of stock options or warrants would dilute existing investors and could adversely affect the price of our securities.

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common stock may be influenced by many factors, including:

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

Our ability to use net operating loss carryforwards could be limited as a result of issuances of equity securities.

To the extent that our taxable income exceeds any current year operating losses, we may use our net operating loss carryforwards to offset income that would otherwise be taxable. However, under the Tax Reform Act of 1986, the amount of benefits from our net operating loss carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50%, as interpreted by the Internal Revenue Service, or IRS, over a three year period. As a result, our use of federal net operating loss carryforwards could be limited by the provisions of Section 382 of the Internal Revenue Code, depending upon the timing and amount of additional equity securities that we issue. State net operating loss carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2008, we leased an approximately 50,400 square foot office and laboratory space facility in South San Francisco, California for our headquarters and as the base for corporate and research and development activities. In August 2006, we extended the term of our lease agreement for this facility from July 1, 2007 through November 13, 2010. On January 9, 2009, we received a notice of default from our landlord due to non-payment of December 2008 rent. Under our lease agreement, we have a rental obligation of approximately $3.5 million through the end of the lease term. On February 10, 2009, we sent our landlord, Coulter Pharmaceuticals, Inc., now GlaxoSmithKline (GSK) a notice of our intent to terminate the lease and vacate the facility effective March 31, 2009. On March 4, 2009, GSK drew down on our security deposit in the form of a letter of credit in the amount of $450,000. In connection with the continuous review of our operations and cost cutting measures, we are currently evaluating more cost effective alternatives to our current corporate office in South San Francisco that will be sufficient to meet our needs through the end of 2009.

In addition, we leased an approximately 6,400 square foot office space facility in West Conshohocken, Pennsylvania for our sales and marketing operations, which we vacated in November 2008. Under our lease agreement, we have a rental obligation of approximately $215,000 through the end of the lease term. On February 4, 2009, we received a notice of default from our landlord due to non-payment of December 2008, January 2009 and February 2009 rents. This lease expires in November 2009 and as of December 31, 2008 we had not secured a sub-tenant for this facility.

We also leased an approximately 16,000 square foot office space facility in Secaucus, New Jersey, which we vacated in October 2006. This lease expires in July 2009 and as of December 31, 2008 we had not secured a sub-tenant for this facility. Under our lease agreement, we had a rental obligation of approximately $247,000 through the end of the lease term. On December 23, 2008, we received a notice from the landlord exercising their termination right under the lease effective December 28, 2008 due to non-payment of December 2008 rent. On February 9, 2009, as described in “Item 3. Legal Proceedings” below, a default judgment was issued against us for non-payment of rent under the lease. As a result, we no longer have possession of the Secaucus facility.

Item 3.	Legal Proceedings

We are a party to various legal proceedings incident to the normal course of business. Management believes that adverse decisions in any pending or threatened proceedings could have a material effect on our financial position, results of operations or cash flows.

On January 5, 2009, Pacific Die Cut Industries, Inc. (PDCI) filed a lawsuit against us in the Alameda County Superior Court for an amount of approximately $140,000. The lawsuit related to services provided by PDCI to us. On February 13, 2009, we settled this litigation with PDCI. Pursuant to the settlement agreement, we paid PDCI an amount lower than their claim to settle all claims between PDCI and Anesiva. The litigation has been fully resolved and dismissed and the settlement will not have a material effect on our operating results in 2009.

On December 23, 2008, 500 Plaza Drive Corporation (500 Plaza) exercised a termination right under our lease for our facility in Secaucus, New Jersey, to terminate the lease effective December 28, 2008 due to non-payment of December, 2008 rent. On January 5, 2009, 500 Plaza filed a summary dispossess action against us in the Superior Court of New Jersey, Special Civil Part, in Hudson County, New Jersey. The summary dispossess action sought a ruling to remove us from the office space at 500 Plaza Drive and pay nominal attorneys fees. On February 9, 2009, a default judgment was issued against us and we no longer have possession of the Secaucus facility. After termination of the lease, 500 Plaza drew down on the security deposit in the form of a letter of credit for their benefit in the amount of approximately $112,000. On March 9, 2009, 500 Plaza served a further complaint seeking more than $242,000 for amounts allegedly due under the terminated lease. We are unable to predict the outcome of this litigation at this time.

On January 16, 2009, Maria Monshaw initiated legal proceedings against us in U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges breach of contract and non-payment of consulting services and business expenses totaling approximately $136,000 as well as interest and legal costs. No trial date has been set for these proceedings and we are unable to predict the outcome of these proceedings.

On March 17, 2009, Andrew Lambert, an alleged stockholder, served a derivative complaint filed in the Court of Chancery of the State of Delaware on us, purportedly on behalf of Anesiva, against Anesiva, Anesiva’s chief executive officer, certain members of Anesiva’s board of directors and certain stockholders of Anesiva affiliated with the directors relating to the financing transaction we completed in January 2009. On January 20, 2009, we entered into a securities purchase agreement (the “Investor Agreement”) with Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP (each an “Investor” and together the “Investors”), where we agreed to sell and issue securities for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The complaint alleges, among other things, that the defendants breached their fiduciary duties by causing Anesiva to enter into the Investor Agreement. The plaintiff is seeking, among other things, a judgment voiding provisions of the Investor Agreement that require us to pay the investors who are party to the Investor Agreement seven times the amount of the outstanding principal amount of the securities purchased in the financing in the event of a change of control. We are unable to predict the outcome of this litigation at this time.

On March 19, 2009, Sheryl Gluck, an alleged stockholder, filed a derivative complaint in the Court of Chancery of the State of Delaware, purportedly on behalf of Anesiva, against Anesiva, Anesiva’s chief executive officer, certain members of Anesiva’s board of directors and certain stockholders of Anesiva affiliated with the directors relating to the financing transaction we completed in January 2009. On January 20, 2009, we entered into a securities purchase agreement (the “Investor Agreement”) with Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP (each an “Investor” and together the “Investors”), where we agreed to sell and issue securities for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The complaint alleges, among other things, that the defendants breached their fiduciary duties by causing Anesiva to enter into the Investor Agreement. The plaintiff is seeking, among other things, a judgment voiding provisions of the Investor Agreement that require us to pay the investors who are party to the Investor Agreement seven times the amount of the outstanding principal amount of the securities purchased in the financing in the event of a change of control. We are unable to predict the outcome of this litigation at this time.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The Nasdaq Global Market under the symbol “ANSV.” As of February 23, 2009 there were approximately 165 stockholders of record of our common stock. The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock as reported by The Nasdaq Global Market.

	High	Low
Year Ended December 31, 2007

First Quarter	$8.71	$6.70
Second Quarter	$8.35	$5.78
Third Quarter	$7.07	$4.92
Fourth Quarter	$7.00	$3.95

Year Ended December 31, 2008

First Quarter	$5.41	$3.16
Second Quarter	$3.97	$2.72
Third Quarter	$3.13	$1.27
Fourth Quarter	$1.51	$0.05

Performance Graph

Below is a graph showing the cumulative total return to our stockholders during the period from February 14, 2004 through December 31, 2008 in comparison to the cumulative return on the NASDAQ Index and NASDAQ Biotechnology Index during that same period. The results assume that $100 was invested on February 14, 2004.

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

On January 20, 2009, we entered into a securities purchase agreement (the “Agreement”) with Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA

Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP (each an “Investor” and collectively, the “Investors”), pursuant to which Anesiva agreed to sell and issue securities (each a “Security” and collectively, the “Securities”) in the aggregate principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Agreement. Under the terms of the Agreement, while the Securities remain outstanding the consent of certain of the Investors will be required for us to declare or pay any cash dividends or redeem any of our equity securities, other than in connection with benefit plans.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The following consolidated selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	(in thousands, except share and per share amounts)
	2008	2007	2006	2005	2004
Consolidated Statements of Operations Data:
Contract revenue	$304	$51	$89	$—	$—
Operating expenses:
Research and development	36,186	23,261	20,593	13,302	11,309
General and administrative	13,003	16,699	18,717	17,234	6,468

Total operating expenses	49,189	39,960	39,310	30,536	17,777

Loss from operations	(48,885)	(39,909)	(39,221)	(30,536)	(17,777)
Gain (loss) on sale of assets	(165)	151	(267)	22	—
Interest and other expense	(1,275)	(1,524)	(6)	—	(24)
Interest and other income	1,937	3,422	3,458	1,263	628
Loss from debt extinguishment	(3,709)	—	—	—	—

Loss before discontinued operations and extraordinary gain	(52,097)	(37,860)	(36,036)	(29,251)	(17,173)
Loss from discontinued operations	(51,116)	(21,422)	(19,531)	(5,992)	(5,860)

Loss before extraordinary gain	(103,213)	(59,282)	(55,567)	(35,243)	(23,033)

Extraordinary gain	—	—	—	1,725	—

Net loss	(103,213)	(59,282)	(55,567)	(33,518)	(23,033)

Basic and diluted net loss per common share:
Continuing operations	$(1.29)	$(1.36)	$(1.74)	$(14.74)	$(20.64)

Discontinued operations	$(1.27)	$(0.76)	$(0.95)	$(3.02)	$(7.04)

Extraordinary gain	$—	$—	$—	$0.87	$—

Net loss per share	$(2.56)	$(2.12)	$(2.69)	$(16.89)	$(27.68)

Shares used in computing basic and diluted net loss per common share	40,348,919	28,024,078	20,643,318	1,984,951	832,024

See Note 15 to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per common share and shares used in computing basic and diluted net loss attributable to common stockholders per share.

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$658	$90,840	$85,055	$94,913	$39,858
Total assets	3,053	109,736	95,376	97,917	43,254
Total current liabilities	11,053	12,175	6,831	8,377	3,444
Total long-term liabilities	—	9,047	217	—	—
Convertible preferred stock	—	—	—	—	87,687
Accumulated deficit	(311,978)	(208,765)	(149,211)	(93,644)	(60,126)
Total stockholders’ equity (deficit)	$(8,000)	$88,514	$88,328	$89,540	$(47,877)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that may be deemed “forward-looking statements” within the meaning of United States of America securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate and similar expressions or future conditional verbs such a will, should, would, could or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

These statements include, without limitation, statements about our anticipated expenditures, including those related to clinical research studies, and general and administrative expenses; the potential size of the market for our products, future development and/or expansion of our products in our markets; our ability to obtain regulatory clearance; expectations as to our future performance; the future impact and ongoing appeal with respect to on-going litigation and the “Liquidity and Capital Resources” section of this report, including our need for additional financing. Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: our need and ability to raise additional cash, our ability to manage our current creditors and business partners, risks associated with laws or regulatory requirements applicable to us, market conditions, and unforeseen litigation to name a few. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described in our filings with the Securities and Exchange Commission and under the “Risk Factors” section in Part I above.

We encourage you to read the “Risk Factors” section in Part 1 carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. You should also read the following discussion and analysis in conjunction with “Item 6. Selected Financial Data,” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

Liquidity

We incurred net losses of $103.2 million, $59.3 million and $55.6 million for the years ended December 31, 2008, 2007, and 2006 respectively. We have an accumulated deficit of $312.0 million as of December 31, 2008. Additionally, we have used net cash of $74.8 million, $48.2 million and $44.6 million to fund our operating activities for years ended December 31, 2008, 2007, and 2006, respectively. During the year ended December 31, 2008, we invested heavily in Adlea clinical development to complete the two Phase 3 trials in bunionectomy and total knee arthroplasty (TKA, or total knee replacement surgery) and the commercial product launch and discontinuation of Zingo, which ultimately caused us to incur significant restructuring charges. In addition, our net cash used in financing, including the repayment of the GE equipment loan and the Oxford loan, was $11.0 million. All of which contributed to our ending cash and cash equivalent balance of approximately $658,000 at December 31, 2008. To date these operating losses have been funded primarily from outside sources of invested capital.

During 2008, we initiated our commercialization activities relating to Zingo while simultaneously pursuing available financing sources to support operations and growth. We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations. However, our announcement in November 2008 that we discontinued Zingo manufacturing and commercial operations and that the ACTIVE-1 Phase 3 clinical trial evaluating Adlea for use in bunionectomy surgeries did not meet its primary end point has significantly depressed our stock price. The current credit conditions and the downturn in the financial markets and the global economy may have severely impaired our ability to raise additional funds. At year-end December 31, 2008, we had higher total liabilities compared to total assets on our consolidated balance sheets. We believe that our existing cash and cash equivalents, including amounts received subsequent to December 31, 2008, will be sufficient to fund our activities into April 2009. Accordingly, the combination of these facts raises substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that we will continue as a going concern. If we are unsuccessful in our efforts to raise additional outside capital in the near term, we will be required to significantly reduce our research, development, and administrative operations, including further reduction of our employee base, or we may be required to cease operations in order to offset the lack of available funding.

We are pursuing financing opportunities in both the private and public debt as well as through strategic transactions and corporate partnerships. We have an established history of raising capital through these platforms, and we are actively pursuing our options. On January 20, 2009, we entered into a securities purchase agreement (the “Investor Agreement”) with Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP (each an “Investor” and together the “Investors”), where we agreed to sell and issue securities (each a “Security” and together the “Securities”) for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of seven percent per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Securities, plus all accrued but unpaid interest. Unless we pay the principal back early under the terms of the Investor Agreement or it is accelerated because of a default, we will pay the outstanding principal and accrued but unpaid interest at any time at the request of a certain majority of the Investors on or after July 20, 2009. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, and we requested and received a second tranche of $2.0 million on March 3, 2009. We have requested the final tranche of $2.0 million under the Investor Agreement to be received before April 1, 2009.

Additional amounts under the Investor Agreement may become available to us at any time prior to April 1, 2009 upon the request our board of directors of the Company provided that: (1) the amount requested does not exceed $2.0 million for each subsequent closing; (2) we do not request more than two subsequent closings; and (3) the request for a subsequent closing is approved in writing by the Investors holding, at any time, at least sixty percent (60%) of the aggregate unpaid principal of the then outstanding

Securities purchased pursuant to the Investor Agreement. We may not be able to access the remaining $2.0 million under this facility if the request is not approved by the Investors.

We expect to continue to utilize our cash and cash equivalents, including amounts received subsequent to December 31, 2008, to fund operations into April 2009, subject to minimum cash and cash liquidity requirements of the Investor Agreement with the Investors, which requires that we maintain at least $250,000 of cash on hand to avoid an event of default under the Investor Agreement. Although there can be no assurance given, we hope to successfully complete one or more additional financing transactions and corporate partnerships in the near-term. Without this additional capital, current working capital and containment of operating costs will not provide adequate funding for research, clinical trials, and development activities relating to Adlea. When we raise funds in the near future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If such efforts are not successful, we may need to further reduce or curtail our current workforce or may even cease operations if we do not obtain any additional funding. Based on our recent reductions described below and impact of other actions taken by management, the cash operating requirements in the near term have been reduced. In addition, we are pursuing strategic transactions and alternatives with respect to all aspects of our business, including sales of our Zingo product and asset and seeking a partner or acquirer for our Adlea program or opportunities for the merger, sale or other combination of Anesiva.

Overview

Anesiva, Inc. (“we” or “Anesiva”) is a biopharmaceutical company focused on the development and commercialization of novel therapeutic treatments for pain management. Our portfolio of products includes:

•

Adlea™, a long-acting, site-specific, non-opioid analgesic, is being developed for moderate to severe pain, and has completed multiple Phase 2 trials in post-surgical, musculoskeletal and neuropathic pain and Phase 3 trials in bunionectomy and total knee replacement surgery. We are initially pursuing an indication for Adlea for the management of acute pain associated with orthopedic surgeries.

•

Zingo™ (lidocaine hydrochloride monohydrate) powder intradermal injection system, was approved by the Food and Drug Administration (the “FDA”) in August 2007 to reduce the pain associated with peripheral intravenous (“IV”) insertions or blood draws in children three to 18 years of age. Zingo was approved in January 2009 to reduce the pain associated with blood draws in adults. On November 8, 2008, our board of directors approved the restructuring of our operations and discontinuing Zingo manufacturing and commercial operations as a result of manufacturing challenges and limited market penetration.

Adlea is a novel non-opioid drug candidate that is a vanilloid receptor 1 agonist, or TRPV1 agonist, based on the compound capsaicin which provides analgesia from weeks to months. Zingo and Adlea are different drugs, each with its own mechanisms of action. Zingo is comprised of microcrystals of lidocaine delivered into the skin by compressed gas. Zingo employs a proprietary needle-free dispenser.

In June 2008, we commenced our principal business operations with the shipment of our first commercialized product, Zingo, and we exited the development stage. Prior to our first commercial shipment, we were a development stage company in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. We operate in one business segment.

On September 2, 2008, we announced that we were realigning our operations. Accordingly, we reduce our workforce by 21 employees to focus primarily on sales, marketing, late-stage clinical development and outsourced manufacturing.

On September 30, 2008, we paid the remaining $10.7 million in principal, interest and prepayment fees under the terms of an equipment loan and security agreement with General Electric Capital Corporation (“GE equipment loan”). In connection with the debt extinguishment, we recorded a charge of approximately $656,000 for legal costs, termination and penalty fees and unamortized debt discounts.

On November 8, 2008, our board of directors approved a further restructuring of our operations to focus on the clinical and commercial development of Adlea and discontinuing Zingo manufacturing and commercial operations as a result of manufacturing challenges and limited market penetration. On November 10, 2008, we initiated a recall of Zingo due to a non-safety related shelf life issue observed in a lot of unreleased product. We are currently exploring strategic transactions and alternatives, including the sale of the assets related to Zingo.

In connection with the November 2008 restructuring, we reduced our workforce by 23 employees and eliminated our sales and marketing functions relating to Zingo commercial activities. In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets, we reclassified our Zingo related assets to assets held-for-sale on the consolidated balance sheet as of December 31, 2008. In addition, since we expect to have no significant or direct involvement in future operations related to these assets, the results of the Zingo manufacturing and commercial activities, including our cooperative joint venture (“CJV”) with Wanbang Pharmaceuticals Corporation Limited, have been presented as discontinued operations. For the years ended December 31, 2008, 2007 and 2006, we recorded net loss from discontinued operations for Zingo manufacturing and commercial activities of $51.1 million, $21.4 million and $19.5 million, respectively. Discontinued operations are reported as a separate component within the consolidated statement of operations outside of loss from continuing operations.

On November 10, 2008, we announced that the ACTIVE-1 Phase 3 trial evaluating Adlea missed its primary endpoint of reducing post-surgical pain versus placebo (p=0.07) following bunionectomy surgery at four to 32 hours post-surgery. The same measure was highly significant (p=0.004) from four to 48 hours post-surgery. The trial also achieved a key secondary endpoint of reducing opioid use for Adlea versus placebo (p=0.012) over the four to 32 hour period. Adverse events rates were largely similar for both active treatment and placebo groups.

On November 10, 2008, we provided the Worker Adjustment and Retraining Notification Act notices to 62 employees to inform them that their employment would end on January 9, 2009 as a result of the November 2008 restructuring.

On November 10, 2008, we repaid approximately $20.1 million in outstanding principal and accrued interest pursuant to a loan and security agreement (the “Oxford loan”), dated September 30, 2008 between us and Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation (collectively, the “Oxford Lenders”), as a result of the discontinuance of Zingo manufacturing and commercial operations. On December 5, 2008, we paid the Oxford Lenders’ termination and legal fees of approximately $800,000. In connection with the debt extinguishment, we recorded a charge of approximately $3.1 million for legal costs, terminal fees and unamortized debt discounts associated with warrants.

In November 2008, in connection with the discontinuance of all Zingo manufacturing and commercial operations, we immediately commenced discussions with our CJV partners to wind down the CJV activities and terminate the entity. On December 23, 2008, in cooperation with our partners, the CJV ceased operations and terminated all but one employee. Furthermore, Wanbang took control of operating and financial decisions on this date. These actions constituted a significant curtailment of the CJV’s activities. In accordance FIN 46R, Consolidation of Variable Interest Entities this represented a qualified reconsideration event and effective December 23, 2008 we determined that we are no longer the primary beneficiary of the CJV. Therefore, as of December 23, 2008, we ceased consolidation of the CJV with Anesiva.

On December 16, 2008, we announced that the ACTIVE-2 Phase 3 trial evaluating Adlea achieved its primary efficacy endpoint of reducing post-surgical pain versus placebo (p=0.03) following total knee replacement surgery at four to 48 hours after surgery. The trial also met its key secondary endpoint with Adlea demonstrating a highly significant statistical difference in opioid medication consumption compared to placebo (p=0.005). Adverse events rates were largely similar for both active treatment and placebo groups.

During the year ended December 31, 2008, we invested heavily in Adlea clinical development to complete the two Phase 3 trials in bunionectomy and TKA and the commercial product launch and discontinuation of Zingo, which ultimately caused us to incur significant restructuring charges. For the year ended December 31, 2008, net loss was $103.2 million, net cash used in operating activities was $74.8 million, and net cash used in financing, including the repayment of the GE equipment loan and the Oxford loan, was $11.0 million, all contributed to our ending cash and cash equivalent balance of approximately $658,000 at December 31, 2008.

On January 20, 2009, we entered into an Investor Agreement with the Investors, where we agreed to sell and issue Securities for a total principal amount of up to $7.0 million. The Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of seven percent per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Securities, plus all accrued but unpaid interest. Unless we paid the principal back early under the terms of the Investor Agreement or it is accelerated because of a default, we will owe the outstanding principal and accrued but unpaid interest at any time at the request of a certain majority of the Investors on or after July 20, 2009. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, and we requested and received a second tranche of $2.0 million on March 3, 2009. We have requested the final tranche of $2.0 million under the Investor Agreement to be received before April 1, 2009.

Our objective is to actively seek partnership for the continued development and commercialization of Adlea for the treatment of pain and pursue other potential business combination transactions. Key elements of our strategy include:

•	Advance the Clinical Development of Adlea

•	Initiation of a Phase 2 dose-validation study in total knee arthroplasty patients;

•	Conduct a supportive study in arthroscopic shoulder surgeries; and

•	Conduct a replacement Phase 3 study in an appropriate surgical model during 2009 and 2010.

•

Be Opportunistic About Partnering our Existing Products and About Expanding Our Pain Management Franchise. Evaluate partnership opportunities for Adlea that would provide maximum exposure of the product in the marketplace. Seek to in-license product candidates that would enhance our product pipeline of pain management products.

•

Explore other Potential Business Combination Transactions. Explore and evaluate opportunities for the merger, sale or other combination of Anesiva that would provide maximum return to our creditors and stockholders.

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

We use our employee and infrastructure resources across several projects, and some costs are not attributable to an individually-named project but rather are directed across these research projects. The following table shows, for the years ended December 31, 2008, 2007 and 2006, the total costs associated with Adlea, 1207, NF-kB Decoy and other research and development activities (in thousands):

	For the year ended December 31,
	2008	2007	2006
Adlea	24,863	11,034	4,353
NF-kB Decoy	33	657	1,678
1207	6	350	2,291
Other R&D	11,284	11,220	12,271

Total	36,186	23,261	20,593

We expect that a large percentage of our research and development expenses in the future will be incurred in support of Adlea for management of pain following orthopedic surgery and osteoarthritis pain. These expenditures are subject to numerous uncertainties in timing and cost to completion. We test our product candidates in numerous preclinical studies for toxicology, safety, and efficacy. We then conduct early stage clinical trials for each drug candidate. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, including stock-based compensation, for employees in executive and operational functions, including finance and business development. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents.

Discontinued Operations

Discontinued operations consist primarily of Zingo related costs including: research and development, compensation, including stock-based compensation; for employees in sales, marketing, manufacturing and development; marketing and advertising expenses, consulting expenses, product registration fees and manufacturing related costs related to the Zingo manufacturing and commercial activities. Manufacturing costs associated with Zingo include certain costs associated with our manufacturing process, including depreciation and personnel costs for activities such as quality assurance and quality control that were not capitalized in inventory, asset impairment charges, losses from asset disposal, scrap during the manufacturing process, idle facility, expenses related to unusable inventories and the lower of cost or market determinations.

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

Contract and Other Revenues

Our revenue recognition policies are in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, or SAB 104, and EITF 00-21, Revenue Recognition in Financial Statements, which provides guidance on revenue recognition in financial statements and is based on the interpretations and practices developed by the SEC. SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence exists of an arrangement; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fees charged for services rendered and products delivered and the collectability of those fees. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. If we have an ongoing involvement or performance obligation, non-refundable up-front fees are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the consolidated statement of operations over the term of the performance obligation. If we have no ongoing involvement or performance obligation, non-refundable up-front fees are generally recorded as revenue in the period in which the rights are transferred.

In August 2007, we entered into an agreement granting Particle Therapeutics a license to incorporate our drug delivery technology into its needle-free, transdermal delivery system for glucagon, a hormone commonly used for the treatment of hypoglycemia associated with Type 1 and Type 2 diabetes. Under the terms of the license agreement, we received an up-front payment in ordinary shares of Particle Therapeutics and will receive milestone payments for certain key clinical and regulatory achievements, royalties on future sales, as well as royalties on revenues from any future sub-licensing of the technology from Particle Therapeutics to third parties. In accordance with Accounting Principles Board (“APB”) Opinion 29, Accounting for Nonmonetary Transactions, or APB 29, the fair value of the exchanges is based on the fair value of the shares received, or approximately $89,000 from Lumen and $150,000 from Particle Therapeutics. For the years ended December 31, 2008, 2007 and 2006, we have recognized $100,000, $50,000 and $89,000 in non monetary revenue, respectively.

Valuation and Impairment of Long-Lived Assets

Assets related to the discontinued Zingo business are classified as assets held-for-sale when certain criteria are met. In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets, we classified these assets as assets held-for-sale on the consolidated balance sheet as of December 31, 2008, which includes prepaid and other assets, fixed assets and inventories related to Zingo. Since our Zingo assets were classified as held-for-sale as of December 31, 2008, we were required to report these assets at the lower of their respective carrying amounts or their fair values less costs to sell. The net book carrying value of the Zingo assets was approximately $20.1 million and, based upon our analysis as of December 31, 2008, the estimated fair value of the Zingo assets was $183,000. Therefore, we recognized an asset impairment charge of approximately $19.9 million in discontinued operations for our Zingo related assets.

Stock Compensation

On January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements reflect the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We value share-based awards using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2008 and 2007 are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Results of Operations

Comparison of the Years Ended December 31, 2008, 2007 and 2006

Contract Revenues

	Year Ended December 31,			2008 to 2007 Change		2007 to 2006 Change
	2008	2007	2006	$	%	$	%
	(in thousands, except percentage)
Contract revenues	$304	$51	$89	$253	496%	$(38)	-43%

The revenue increase for 2008 compared to 2007 primarily reflects an increase in contract revenues of $300,000 from the recording of drug delivery technology license revenue from Particle Therapeutics in fiscal 2008. Revenue in 2007 resulted primarily from recording of drug delivery technology license revenue from Particle Therapeutics. Revenue in 2006 resulted from recording of database license revenue from Lumen Therapeutics, LLC.

Although we are seeking licensing or acquisition partners for the needle-free drug delivery technology underlying Zingo, we anticipate that we will not generate further contract revenues in 2009 from any collaboration since we are discontinuing Zingo activities.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Year Ended December 31,			2008 to 2007 Change		2007 to 2006 Change
	2008	2007	2006	$	%	$	%
	(in thousands, except percentage)
Research and development	$36,186	$23,261	$20,593	$12,925	56%	$2,668	13%

The increase in research and development expenses for 2008 compared to 2007 was primarily due to the following:

•	Increase in clinical trial costs of $11.9 million primarily due to expenses for Phase 2 and Phase 3 Adlea trials for post surgical pain and osteoarthritis pain; and

•	Increase in research and development outside services of $798,000 primarily related to process development costs for Adlea.

The increase in research and development expenses for 2007 compared to 2006 was primarily due to the following:

•	Increase in clinical trial costs of $2.3 million due to expenses for Phase 2 Adlea trials for post-surgical and osteoarthritis pain;
•	Increase in compensation and employee related expenses of $1.2 million primarily due to addition of clinical and pre-clinical personnel;

•	Increase and travel and entertainment expenses of $405,000 due to increased headcount;

•	Decrease in professional services of $490,000 reflecting in part lower expenses in clinical and preclinical; and

•	Decrease in facilities and related expenses of $464,000 due to lower allocation of facilities overhead.

In 2009, we expect that our research and development expenses will decrease from 2008 levels due to the completion of two Phase 3 Adlea trials in the fourth quarter of 2008 and the mass reduction in the number of employees in November 2008 and January 2009.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Year Ended December 31,			2008 to 2007 Change		2007 to 2006 Change
	2008	2007	2006	$	%	$	%
	(in thousands, except percentage)
General and administrative	$13,003	$16,699	$18,717	$(3,696)	-22%	$(2,018)	-11%

The decrease in general and administrative expenses for 2008 compared to 2007 was primarily due to the following:

•	Decrease in compensation expense and employee related expenses of $2.6 million including stock based compensation due reduction in force;

•	Decrease in facilities and related expense of $429,000;

•	Decrease in travel and entertainment expenses of $242,000;

•	Decrease in other corporate expenses of $188,000; and

•	Decrease in outside services of $162,000.

The decrease in general and administrative expenses for 2007 compared to 2006 was primarily due to the following:

•

Decrease in compensation expense and employee related expenses of $1.6 million due to lower priced options in 2007 and charges associated with acceleration of stock option vesting for terminated employees in 2006;

•	Decrease in professional and consulting services of $829,000; and

•	Increase in other corporate expenses of $154,000;

In 2009, we expect that our general and administrative expenses will decrease over 2008 levels due to the reduction in number of employees in November 2008 and January 2009.

Discontinued Operations

The following table summarizes our losses from discontinued operations:

	Year Ended December 31,			2008 to 2007 Change		2007 to 2006 Change
	2008	2007	2006	$	%	$	%
	(in thousands, except percentage)
Loss from discontinued operations	$51,116	$21,422	$19,531	$29,694	139%	$1,891	10%

The increase in loss from discontinued operations expenses for 2008 compared to 2007 was primarily due to the following:

•	Increase in impairment of Zingo related assets of $19.9 million;

•	Increase in compensation and employee related expenses of $3.9 million primarily due to addition of sales force; and

•

Increase in overall manufacturing related costs of $6.1 million primarily due to increase in expenses related to unusable inventories of $4.2 million, impairment of the investment in the CJV of $1.0 million, and increase in idle facility expenses of $579,000.

The increase in loss from discontinued operations expenses for 2007 compared to 2006 was primarily due to the following:

•	Increase in professional services of $3.6 million primarily in marketing due to Zingo pre-launch/launch activities;

•	Increase in Zingo clinical trial expenses of $184,000;

•	Increase in travel and entertainment expenses of $159,000; and

•	Decrease in compensation and employee related expenses of $2.3 million including stock based compensation.

Interest and Other Income. Interest and other income was $1.9 million in 2008, compared to $3.4 million in 2007 and compared to $3.5 million in 2006. The decrease of $1.5 million in 2008 was primarily due to lower average cash and marketable securities’ balances offset by a $900,000 gain from a previously written down investment, which was redeemed by the issuer, during the fourth quarter of fiscal 2008. The decrease of $36,000 in 2007 was primarily due to lower average cash and marketable securities’ balances.

Interest and Other Expense. Interest and other expense was $1.3 million in 2008 compared to $1.5 million in 2007, and compared to approximately $6,000 in 2006. The decrease of $249,000 in 2008 was due to lower interest expense paid on our equipment line of credit due to loan payoff offset by decrease in $1.3 million due to write down of two investments in 2007. The increase of $1.5 million in 2007 was primarily due to the write down of two investments of $1.3 million and interest paid on our equipment line of credit of $218,000.

Loss from Debt Extinguishment. Loss from debt extinguishment was $3.7 million in 2008 as a result of terminating the GE loan for $656,000 and Oxford loan for $3.1 million. There were no loss from debt extinguishment in 2007 and 2006.

Income Taxes

As of December 31, 2008, we had net operating loss and research carryforwards for federal income taxes of $162.2 million and approximately $2.0 million, respectively. If not utilized, federal net operating loss carryforwards will begin to expire in 2018. We completed a study of our tax attributes through December 31, 2007 under the Section 382 of the Internal Revenue Code, which resulted in significant limitation of net operating losses and credits prior to utilization.

As of December 31, 2008 and 2007, we had deferred tax assets representing the benefit of net operating loss carryforwards and certain start-up costs capitalized for tax purposes. We did not record a benefit for the deferred tax assets because realization of the benefit was uncertain and, accordingly, a valuation allowance is provided to offset the deferred tax assets.

Liquidity and Capital Resources

We believe that our existing cash and cash equivalents, including amounts received subsequent to December 31, 2008, will be sufficient to fund our activities into April 2009. To conserve cash, we have implemented a plan in November 2008 that resulted in a substantial reduction of our workforce and reduction of our monthly expenditures. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidate we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. At year-end December 31, 2008, we had higher total liabilities compared to total assets on our consolidated balance sheets.

If we do proceed with raising funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. As a consequence if we are unable to obtain any additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned development and commercialization activities for Adlea, which could materially harm our business. In addition, we have already significantly reduced our workforce and may need to further reduce or curtail our current workforce or may even cease operations if we do not obtain any additional funding.

We have entered into letters of credit totaling $562,000 securing our operating lease obligation. We are required to set aside cash as collateral. At December 31, 2008, we had $589,000 in certificates of deposit designated as restricted cash, which is not available for use in current operations. On February 24, 2009, our New Jersey landlord drew down on a letter of credit totaling approximately $112,000. On March 4, 2009, our South San Francisco landlord drew down on a letter of credit totaling approximately $450,000.

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

On November 10, 2008, we repaid approximately $20.1 million in outstanding principal and accrued interest to the Lenders as a result of the discontinuance of Zingo manufacturing and commercial operations. On December 5, 2008, we paid the Lenders’ termination and legal fees of approximately $800,000. In connection with the debt extinguishment, we recorded a charge of approximately $3.1 million for legal costs, termination fees and unamortized debt discounts.

On January 20, 2009, we entered into a securities purchase agreement (the “Investor Agreement”) with Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP (each an “Investor” and together the “Investors”), where we agreed to sell and issue securities (each a “Security” and together the “Securities”) for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of seven percent per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a Change of Control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Securities, plus all accrued but unpaid interest. Unless we pay the principal back early under the terms of the Investor Agreement or it is accelerated because of a default, we will pay the outstanding principal and accrued but unpaid interest at any time at the request of a certain majority of the Investors on or after July 20, 2009. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, and we requested and received a second tranche of $2.0 million on March 3, 2009. We have requested the final tranche of $2.0 million under the Investor Agreement to be received before April 1, 2009.

Additional amounts under the Investor Agreement may become available to us at any time prior to April 1, 2009 upon the request our board of directors of the Company provided that: (1) the amount requested does not exceed $2.0 million for each subsequent closing; (2) we do not request more than two subsequent closings; and (3) the request for a subsequent closing is approved in writing by the Investors holding, at any time, at least sixty percent (60%) of the aggregate unpaid principal of the then outstanding Securities purchased pursuant to the Investor Agreement.

Cash Flows

The following table summarizes our statement of cash flows (in millions):

	Year ended December 31,
	2008	2007	2006
Cash flows provided by (used in):
Operating activities	$(74.8)	$(48.2)	$(44.6)
Investing activities	(4.4)	30.3	8.4
Financing activities	(11.0)	62.3	42.9

Net decrease in cash and cash equivalents	$(90.2)	$44.4	$6.7

Cash Flows from Operating Activities.

Net cash used in operating activities was $74.8 million in 2008, $48.2 million in 2007, and $44.6 million in 2006. Net cash used in operating activities in 2008 was primarily driven by our net loss of $103.2 million adjusted for non-cash items of $20.2 million in asset impairment charges, $4.4 million of stock-based compensation, $900,000 gain on previously written off auction rate securities, $2.3 million loss on debt extinguishment, $1.4 million in depreciation and amortization, $4.6 million cash outflow related to changes in operating assets and liabilities, $1.0 million loss in equity investments, and $165,000 loss on disposal of equipment. Net cash used in operating activities in 2007 was primarily driven by our net loss of $59.3 million adjusted for non-cash items of $8.3 million of stock-based compensation, $1.4 million cash inflow related to changes in operating assets and liabilities, and $1.3 million for the write-down of marketable securities. Net cash used in operating activities in 2006 was primarily driven by our net loss of $55.6 million offset by non-cash items of $11.3 million of stock-based compensation and $919,000 cash outflow related to changes in operating assets and liabilities.

Cash Flows from Investing Activities.

Net cash used in investing activities was $4.4 million in 2008 compared to net cash provided by investing activities of $30.3 million in 2007 and $8.4 million in 2006. Net cash used in investing activities in 2008 was due to $4.3 million in purchases of property, plant, and equipment and $1.0 million of investments in equity investment offset by $900,000 proceeds from gain on auction rate securities. Net cash provided by investing activities in 2007 was due to $37.4 million from net proceeds from sales of marketable securities offset by $7.3 million in purchases of property, plant, and equipment. Net cash provided by investing activities in 2006 was due to $16.7 million net cash proceeds from the sales of marketable securities offset by $8.2 million in purchases of property, plant, and equipment.

Cash Flows from Financing Activities.

Net cash used in financing activities was $11.0 million in 2008 compared to cash provided by financing activities of $62.3 million in 2007 and $42.9 million in 2006. Net cash used in financing activities in 2008 was due to $31.4 million repayment of equipment loans offset by $20.1 million for proceeds from term loan and $384,000 from the issuance of common stock. Net cash provided by financing activities in 2007 was due to $51.4 million for proceeds from the issuance of common stock and $10.8 million for proceeds from debt. Net cash provided by financing activities in 2006 was due to $43.0 million for proceeds from the issuance of common stock offset by $150,000 in repayment of debt.

Stock Purchase Agreement

As of December 31, 2008, under the terms of the stock purchase agreement with Azimuth Opportunity, Ltd., we had received a total of $4.1 million of cash proceeds from the sale of 617,898 shares of our common stock to Azimuth and have approximately $25.9 million available for future draws. On March 2, 2009, we terminated the stock purchase agreement with Azimuth Opportunity, Ltd.

Operating Capital and Capital Expenditure Requirements

We expect to devote substantial resources to continue our research and development efforts for Adlea. We believe that the key factors that will affect our internal and external sources of cash are:

•	our ability to execute on the approved restructuring plans;

•	our ability to access capital;

•	the progress of preclinical development and laboratory testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the number of product candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development and commercialization of Adlea.

Our announcements that we discontinued Zingo manufacturing and commercial operations and that the ACTIVE-1 Phase 3 clinical trial evaluating Adlea versus placebo following bunionectomy surgery did not meet its primary end point have significantly depressed our stock price and severely impaired our ability to raise additional funds. It could be difficult or impossible for us to raise additional capital.

Contractual Obligations

Our outstanding contractual obligations relate to our facilities leases and obligations under our agreement with our third-party contract manufacturer. Our contractual obligations as of December 31, 2008 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Operating leases	$3.8	$2.2	$1.6	$—	$—

Total contractual cash obligations	$3.8	$2.2	$1.6	$—	$—

Under all of our license agreements, we could be required to pay up to a total of approximately $1.0 million in payments for milestones such as the initiation of clinical trials and the granting of patents. As of December 31, 2008, we incurred approximately $3.1 million of milestone charges, including approximately $1.6 million of cash payments and approximately $1.5 million of stock compensation, for the execution of agreements, patent approvals and the initiation of U.S. clinical trials. Milestone payments will also be due upon the first administration to a subject using licensed technology in a Phase 1 clinical trial, the first administration to a subject using licensed technology in a Phase 3 clinical trial and FDA approval of Adlea in addition to sales milestones and royalties payable on commercial sales if any occur. Dr. James N. Campbell, who was a member of the Board of Anesiva from June 29, 2007 to December 19, 2008, is one of the three licensors of Adlea.

We have entered into letters of credit totaling $562,000 securing our operating lease obligation. We are required to set aside cash as collateral. At December 31, 2008, we had $589,000 in certificates of deposit designated as restricted cash, which is not available for use in current operations. On February 24, 2009, our New Jersey landlord drew down on a letter of credit totaling approximately $112,000. On March 4, 2009, our South San Francisco landlord drew down on a letter of credit totaling approximately $450,000.

In August 2006, we entered an agreement with GlaxoSmithKline to extend the term of the lease agreement for our headquarter office in South San Francisco, California from June 1, 2007 through November 13, 2010. Please see “Item 2. Properties.”

On September 30, 2008, we paid the remaining $10.7 million in principal, interest due and prepayment fees under the terms of the GE Loan Agreement. In connection with the debt extinguishment, we recorded a charge of approximately $656,000 for legal costs, termination and penalty fees and unamortized debt discounts.

On September 30, 2008, we entered into a loan and security agreement (the “Oxford Loan Agreement”) with Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation (collectively, the “Lenders”), and Oxford Financial Corporation, as Agent, pursuant to which the Lenders agreed to lend us up to $30.0 million. On September 30, 2008, we received an initial $20.0 million pursuant to the terms and conditions set forth in the Oxford Loan Agreement. On November 10, 2008, we have repaid approximately $20.1 million in outstanding principal and accrued interest pursuant to the Oxford Loan Agreement with the Lenders as a result of the discontinuance of Zingo manufacturing and commercial operations. On December 5, 2008, we paid the Lenders’ terminal and legal fees of approximately $800,000. In connection with the debt extinguishment, we recorded a charge of approximately $3.1 million for legal costs, terminal fees and unamortized debt discounts.

On January 20, 2009, we entered into a securities purchase agreement (the “Agreement”) with Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA

Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP (each an “Investor” and together the “Investors”), where we agreed to sell and issue securities (each a “Security” and together the “Securities”) for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Agreement. The Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of seven percent per year. If we default under the Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Securities, plus all accrued but unpaid interest. Unless we pay the principal back early under the terms of the Agreement or it is accelerated because of a default, we will pay the outstanding principal and accrued but unpaid interest at any time at the request of the Investors on or after July 20, 2009. Under the terms and conditions set forth in the Agreement, we received an initial $3.0 million on January 20, 2009, and we requested and received a second tranche of $2.0 million on March 3, 2009. We have requested the final tranche of $2.0 million under the Agreement to be received before April 1, 2009.

Off-Balance Sheet Arrangements

At December 31, 2008 and 2007, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than 90 days. We do not use or hold derivative financial instruments. We maintain an investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1 percent from December 31, 2008 levels, the fair value of our portfolio would decline by approximately $1,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are submitted as a separate section of this Annual Report on Form 10-K. See Item 15 of Part IV.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, as of December 31, 2008, our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on these criteria. The Company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an attestation report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Anesiva have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Anesiva, Inc.

We have audited Anesiva, Inc.’s internal controls over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anesiva, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Anesiva, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anesiva, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Anesiva, Inc. and our report dated March 25, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Anesiva, Inc.’s ability to continue as a going concern.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 25, 2009

Item 9B.	Other Information

On March 23, 2009, the Company entered into an amendment to the Offer Letter, dated March 24, 2008, as amended on December 3, 2008, between the Company and John H. Tran, our vice president and corporate controller (the “Amendment”). Pursuant to the Amendment, effective February 19, 2009, the Company promoted John H. Tran to vice president, finance and chief accounting officer. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to such document, which is attached hereto as Exhibit 10.80, and incorporated herein by this reference.

On March 24, 2009, the Company entered into an amendment to the Offer Letter, dated June 16, 2008 between the Company and Michael L. Kranda, our president and chief executive officer (the “Amendment”). Pursuant to the Amendment, effective January 1, 2009, Mr. Kranda will be provided with a commuting allowance of up to $70,000 a year for reasonable hotel, airfare, and rental car expenses. In addition, the compensation committee also approved the reimbursement of his fiscal 2008 commuting expenses totaling $60,000. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to such document, which is attached hereto as Exhibit 10.76, and incorporated herein by this reference.

On March 24, 2009, the Company entered into an amendment to the Offer Letter, dated July 9, 2008 between the Company and William C. Houghton, our senior vice president and chief medical officer (the “Amendment”). Pursuant to the Amendment, effective April 1, 2009, Dr. Houghton’s relocation benefits for temporary housing was modified to accelerate upon a change of control event, as defined in the Company’s Amended and Restated Executive Change in Control and Severance Benefit Plan, and he will be reimbursed up to an additional $5,000 under his commuting allowance for reasonable hotel, airfare, and rental car expenses. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to such document, which is attached hereto as Exhibit 10.78, and incorporated herein by this reference.

In conjunction with the restructuring plan of the Company and the uncertainty surrounding the financial condition of the Company, the board of directors of the Company approved on November 8, 2008, grants of retention bonuses to the Company’s remaining 16 employees, including the named executive officers, which required repayment if the respective employee terminated employment before February 9, 2009. Under the terms of retention bonus agreements, the retention bonus amounts were equal to two months of base salary for each respective retained employee, of which 50% was paid on November 17, 2008, 25% was paid on November 26, 2008 and 25% was paid on December 15, 2008. Mr. Kranda, Jean-Frédéric Viret, the Company’s former chief financial officer, and Dr. Houghton received retention bonuses in the aggregate amounts of $75,000, $44,167 and $56,667, respectively.

As a result of the continuing uncertainty surrounding the financial condition of the Company and in conjunction with the Company’s continuing operations for 2009, the board of directors of the Company approved on February 12, 2009, grants of retention bonuses to the Company’s remaining employees to maintain ongoing operations and retain such employees, including the named executive officers. Under the terms of retention bonus agreements, the retention bonuses must be repaid if the employee resigns from employment before the expiration of a 60 day period following the retention bonus payment. The retention bonuses are equal to a pre-determined amount for each remaining employee, of which 33% was paid on March 1, 2009 and of which the subsequent amounts will be paid on or about May 15, 2009, and on or about June 30, 2009, subject to further approval by the board of directors. For Mr. Kranda, Mr. Tran, and Dr. Houghton, the retention bonuses paid on March 1, 2009 amounted to $66,667, $16,000 and $33,333, respectively.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Anesiva’s board of directors is divided into three classes with each class having a three-year term. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is elected and qualified.

The following is a brief biography of each director and executive officer.

Daniel S. Janney, 43 years old, has served as a member of our board of directors since February 2008. Mr. Janney previously served on our board of directors from November 2000 to December 2005. Since 1996, Mr. Janney has been a managing director of Alta Partners, a venture capital firm investing in information technologies and life science companies. Prior to Alta Partners, he was Vice President at Montgomery Securities’ health care and biotechnology investment banking group from 1993 to 1996. Previously, Mr. Janney was an associate at Bankers’ Trust Company in the leveraged buyout/private equity group. Mr. Janney currently serves on the board of directors of ChemGenex Pharmaceuticals Ltd. as well as several private companies. Mr. Janney received a B.A. from Georgetown University and an M.B.A. from the Anderson School at the University of California, Los Angeles.

Arnold L. Oronsky, Ph.D., 69 years old, has served as a member of our board of directors since December 2005. Dr. Oronsky is a General Partner with InterWest Partners, a venture capital firm focusing on investments in medical and information technology. Dr. Oronsky joined InterWest in a full-time capacity in 1994 after serving as a special limited partner since 1989. In addition to the position of General Partner at InterWest, he also serves as a senior lecturer in the Department of Medicine at Johns Hopkins Medical School. From March 2001 to December 2005, Dr. Oronsky served on the board of directors of AlgoRx Pharmaceuticals, Inc. From 1980 to 1993, Dr. Oronsky was the Vice President for Discovery Research at the Lederle Laboratories division of American Cyanamid Company, a pharmaceutical company. From 1970 to 1972, Dr. Oronsky was assistant professor at Harvard Medical School, where he also served as a research fellow from 1968 to 1970. Dr. Oronsky serves on the board of directors of Aspreva Pharmaceuticals Corporation, Metabasis Therapeutics, Inc. and Dynavax Technologies Corp. He received a Ph.D. from Columbia University’s College of Physicians and Surgeons.

Michael F. Powell, Ph.D., 54 years old, has served as a member of our board of directors since December 2005. He has served as managing director of Sofinnova Ventures, a venture capital firm, since 1997. Previously, he was a Group Leader at Genentech, Inc. from December 1990 to June 1997 and Director of Product Development for Cytel Corporation, a biotechnology company, from September 1987 to December 1990. In 1993, Dr. Powell was honored as a Fellow by the American Association of Pharmaceutical Scientists. From March 2001 to December 2005, Dr. Powell served on the board of directors of AlgoRx Pharmaceuticals, Inc. Dr. Powell serves on the board of directors of Orexigen Therapeutics, a biotechnology company, as well as several private biotechnology companies, including Trius, Anza Therapeutics, Ocera, Alvine and Ascenta. He received a Ph.D. in Chemistry from the University of Toronto in 1981 and was a postdoctoral fellow in Bio-Organic Chemistry at the University of California, Berkeley.

Rodney A. Ferguson, J.D., Ph.D., 52 years old, has been a member of our board of directors since November 2000. Dr. Ferguson is a managing director of Panorama Capital, LLC, a venture capital firm founded by the former venture capital investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co., where he is responsible for life science investments. Panorama Capital also advises J.P. Morgan Partners with respect to its investment in Anesiva. Prior to August 1, 2006, Dr. Ferguson was a Partner with J.P. Morgan Partners, LLC. From 1999 to 2000, Dr. Ferguson was a partner at InterWest Partners, a venture capital firm, where he focused on investments in medical technology. From 1988 to 1999, Dr. Ferguson held a variety of positions at Genentech, Inc., including Senior Corporate Counsel and Senior Director of Business and Corporate Development. Dr. Ferguson serves on the board of directors of several private life science companies. He received a B.S. in Biochemistry from the University of Illinois, a Ph.D. in Biochemistry from the State University of New York, Buffalo and a J.D. from Northwestern University.

John F. Hamilton, 63 years old, has been a member of our board of directors since February 2008 and Chairman of the Audit Committee since then. Mr. Hamilton began his career in international banking with The Philadelphia National Bank and Crocker National Bank and went on to hold senior financial positions at several biopharmaceutical companies, including treasurer of Chiron Corporation and vice president and chief financial officer of Glyko Inc. (now BioMarin Pharmaceuticals), a biopharmaceutical company. From 1997 until his retirement in 2007, Mr. Hamilton served as vice president and chief financial officer of Depomed, Inc., a pharmaceutical company. He sits on the regional board of directors of the Association of Bioscience Financial Officers and is past-president of the Treasurers Club of San Francisco. He is also on the board of directors of Vermillion, Inc., a biomedical company, and serves as the Chairman of its Audit Committee. Mr. Hamilton received his M.B.A. from the University of Chicago and his B.A. in International Relations from the University of Pennsylvania.

Michael L. Kranda, 55 years old, joined Anesiva as president, chief executive officer and director in June of 2008. Prior to Anesiva, Mr. Kranda led life sciences venture investments as Managing Director for Vulcan Capital. From July 1996 to July 2002, Mr. Kranda served as chief executive officer at Oxford GlycoSciences, establishing the biotechnology company as the leading proteomics platform-based drug discovery company. Prior to joining Oxford GlycoSciences, Mr. Kranda was president and chief operating officer at Immunex Corporation (now Amgen), where he was responsible for sales and marketing, manufacturing and operations. Mr. Kranda serves on the boards of PTC Therapeutics and BiPar Sciences. Mr. Kranda received his B.A. and M.B.A from University of Washington School of Business.

William C. Houghton, M.D., 66 years old, joined Anesiva as senior vice president and chief medical officer, effective September 1, 2008. Dr. Houghton has more than 20 years of clinical development and regulatory affairs experience. Prior to joining Anesiva, he was chief medical officer of Eleos, Inc., a privately-held biopharmaceutical company from May 2007 to August 2008. From 2005 to 2007 he was vice president, clinical and regulatory affairs for Alexza Pharmaceuticals, Inc., a biopharmaceutical company where he was responsible for the development and conduct of clinical trials for a novel Fentanyl formulation, among others. From 1998 to 2005, Dr. Houghton was associated with Orphan Medical, Inc., a biopharmaceutical company, where he most recently served as chief operating officer and directed regulatory and clinical development strategies, and provided scientific support of commercialized products. He began his career in industry with Abbott Laboratories, Inc. in 1984 where he worked until 1995. Most recently, from 1992 to 1995, he was medical director of Abbott’s hospital products division, providing medical support to the business units for anesthesia and pain management, including both pharmaceutical and device aspects. Prior to joining industry, Dr. Houghton was a practicing physician in Australia, and received his M.D. from the University of Sydney (Australia).

John H. Tran, 33 years old, joined Anesiva in May 2008 and is the vice president, finance and chief accounting officer. Prior to joining Anesiva, from 2004 to 2008, Mr. Tran served in various roles in finance and was most recently the director of finance at Kyphon Inc., a medical device company. Prior to Kyphon, Mr. Tran was a manager in the audit and assurance practice with PricewaterhouseCoopers LLP from January 2000 to September 2004. Mr. Tran received his Bachelor of Arts degrees from the University of California at Santa Barbara in Biology and Business Economics with an Accounting emphasis. Mr. Tran is a certified public accountant in the State of California.

INFORMATION REGARDING THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Audit Committee of the board of directors was established by the board of directors in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions.

The Audit Committee of the board of directors is responsible for, among other things:

•	overseeing the accounting and financial reporting processes and audits of our financial statements;

•	appointing an independent registered public accounting firm to audit our financial statements;

•

overseeing and monitoring (a) the integrity of our financial statements, (b) our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters, (c) our independent registered public accounting firm’s qualifications, independence and performance, and (d) our internal accounting and financial controls;

•	preparing the report that SEC rules require be included in our annual proxy statement;

•	providing the board of directors with the results of its monitoring and recommendations; and

•

providing to the board of directors additional information and materials as it deems necessary to make the board of directors aware of significant financial matters that require the attention of the board of directors.

Our Audit Committee is currently comprised of Messrs. Hamilton, Dr. Ferguson and Dr. Powell. Mr. Hamilton is the chairman of the Audit Committee. The Audit Committee met seven times during fiscal 2008. The Audit Committee has adopted a written charter that is available on the Company’s website at www.anesiva.com.

The board of directors has reviewed the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards). The board of directors has determined that Mr. Hamilton is an “audit committee financial expert” as defined in applicable SEC rules.

Report of the Audit Committee of the Board of Directors1

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year end December 31, 2008 with management of the Company. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 114 The Auditor’s Communication with Those Charged with Governance, as adopted by the Public Company Accounting Oversight Board (“PCAOB”). The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the audit committee concerning independence, and has discussed with the independent accountants the independent accountants’ independence. Based on the foregoing, the Audit Committee has recommended to the board of directors that the audited financial statements be included in the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2008.

Dr. Rodney A. Ferguson

Mr. John F. Hamilton

Dr. Michael F. Powell

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

The Company’s board of directors has adopted a formal process by which stockholders may communicate with the board of directors or any of its directors. This information is available on the Company’s website at www.anesiva.com.

CODE OF CONDUCT

The Company has adopted a Code of Conduct that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.anesiva.com. If the Company makes any substantive amendments to the Code of Conduct or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The primary objectives of the compensation committee of our board of directors with respect to executive compensation are to:

•	align compensation with business objectives and individual performance,

•	attract, retain and motivate executives who are expected to contribute to the long-term success of the Company,

•	provide executives fair and competitive compensation for sustained performance through both cash compensation and long-term incentives, and

•	use long-term incentive compensation to align the interests between executives and stockholders and assist in the retention of executive officers.

Executives are expected to contribute to the long-term success of the Company, and the compensation committee’s goal is to provide executives fair and competitive compensation for sustained performance through both cash compensation and long-term incentives. The compensation committee believes that long-term incentives align the interests between executives and stockholders and assist in the retention of executive officers.

[1]	The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Throughout this compensation, discussion and analysis, the individuals who served as the Company’s chief executive officer and chief financial officer during fiscal 2008, as well as the other individuals included in the Summary Compensation Table on page 64, are referred to as the “named executive officers.”

The compensation committee created and regularly reviews our compensation philosophy and approves all elements of our compensation program for our named executive officers. The compensation committee recognizes the importance of maintaining sound principles for the development and administration of our compensation programs which are intended to strengthen the link between executive pay and performance. The charter for the compensation committee reflects their responsibilities, and the compensation committee and the board of directors periodically review and revise the charter. The compensation committee charter has been published in the corporate governance section of our website located at www.anesiva.com.

All members of our compensation committee are independent, as defined in Rule 4200(a)(15) of the NASDAQ listing standards and as determined by the board of directors. Qualifications for inclusion on the compensation committee include independence and experience with: compensation, benefits, leading and motivating people, and fiscal responsibility. From January 1, 2008, until December 16, 2008, the compensation committee was composed of the following directors: Rodney A. Ferguson, who served as chairperson, James A. Harper and Robert L. Zerbe. Messrs. Harper and Zerbe resigned on December 16, 2008. In February 2009, Dr. Ferguson stepped down as chairperson of the compensation committee and the board of directors appointed Michael F. Powell to the compensation committee as chairperson. In February 2009, Arnold L. Oronsky and Daniel S. Janney were appointed as members of the compensation committee.

The compensation committee meets at scheduled times during the year. The compensation committee met eight times during fiscal 2008. The compensation committee chairperson annually sets the agenda for the scheduled committee meetings, and before each meeting the chairperson, in collaboration with the compensation committee’s compensation consultant and the executive officers, creates a detailed meeting agenda.

On January 4, 2007 the compensation committee adopted new procedures for making equity grants. These procedures were not adopted in response to any perceived failings of prior procedures, but solely in order to adopt current best practice for making equity grants. The procedures for making equity grants adopted by the compensation committee are based on the following guidelines:

•	Equity grants to non-employee directors will be issued automatically according to the terms of the 2003 Non-Employee Directors’ Stock Option Plan.

•	All other grants shall be approved by the compensation committee or the full board.

•	No grants shall be delegated to any other committee or sub-committee of the board of directors or the officers.

•	All grants must be approved at a compensation committee or full board meeting. No grants will be approved by written consent.

•	Grants shall be approved on meeting dates which are annually pre-determined meeting dates.

Determining Executive Compensation

At compensation committee meetings members of management, including the chief executive officer, chief financial officer, general counsel, and certain other executive officers may attend. These executive officers attend at the request and discretion of the compensation committee and present and discuss agenda items, answer questions, and take the minutes of the meeting. The compensation committee may solicit information from the chief executive officer in order to assist the compensation committee in determining executive officer compensation. On a regular basis, the compensation committee has executive sessions with no executive officers present. Periodically, the chief executive officer may be asked to attend a specific executive session to review the performance and compensation of other executive officers. The compensation committee may from time to time request the attendance of independent compensation consultants at its meetings as well as at executive sessions.

The compensation committee has the authority to engage the services of outside advisors, experts, and others to assist the committee. In 2006 the Company, at the direction of the compensation committee, retained the compensation consulting firm of Radford Surveys and Consulting (“Radford”) to assist the compensation committee in evaluating our compensation practices and to assist in developing and implementing the executive compensation program and philosophy. In February 2007 the compensation committee retained Radford directly. In 2006, Radford developed a competitive peer group, using criteria such as stage of development, employee size and market capitalization. Radford reviewed data on this peer group, as well as additional data provided through market survey sources that reflect companies of comparable size and complexity in the biotechnology industry, to perform analyses of competitive performance and compensation levels. It also met with the members of the compensation committee and senior management to learn about our business operations and strategy as a public company, key performance metrics and target goals, and the markets in which we compete. Radford developed recommendations that were reviewed by the compensation committee and the board of directors in connection with developing and approving our compensation plan. Our executive compensation plan consists of the following principal components: base salary, annual cash bonuses, long-term incentive compensation, change of control benefits and benefit plans generally available to all employees.

Benchmarking is one component in determining executive officer compensation. The compensation committee compares annual base salaries, total cash compensation and long-term incentive compensation to compensation at certain peer companies we benchmark against. In the first quarter of 2006 Radford provided an analysis of data from the following 18 selected public companies: ACADIA Pharmaceuticals Inc., Adolor Corporation, Anadys Pharmaceuticals, Inc., Arena Pharmaceuticals, Inc., Atherogenics, Inc., Corcept Therapeutics, Inc., Cytokinetics, Incorporated, Dendreon Corporation, Dov Pharmaceutical, Inc., Dynavax Technologies Corporation, Genitope Corporation, Inhibitex, Inc., NeoPharm, Inc., Nuvelo, Inc., Pain Therapeutics, Inc., Progenics Pharmaceuticals, Inc., Renovis, Inc. and Threshold Pharmaceuticals, Inc. The compensation committee used the market survey data as one resource to assess the appropriate level of executive compensation for fiscal 2007 and not as a stand-alone tool.

The compensation committee seeks to target (i) base salaries to result in annual salaries equal to the market 50th – 60th percentile as among our peer groups, (ii) total cash compensation of base salary plus annual performance incentives to result in cash compensation equal to the market 50th percentile as among our peer groups and (iii) long-term equity incentive compensation to result in compensation equal to the market 50th percentile as among our peer groups. We believe our named executive officer compensation packages are reasonable when considering our business strategy, our compensation philosophy and the competitive market pay data.

In the fourth quarter of 2007, Radford reassessed the peer group for purposes of benchmarking and provided an analysis of data from the following 18 selected public companies: Acadia Pharmaceuticals, Inc., Adolor Corporation, Arena Pharmaceuticals, Inc., Avigen, Inc., Corcept Therapeutics, Inc., Cytokinetics, Incorporated, Dendreon Corporation, DURECT Corporation, Dynavax Technologies Corporation, Genitope Corporation, ISTA Pharmaceuticals, Inc., Kosan Biosciences Incorporated, NeurogesX, Inc., Pain Therapeutics, Inc., Penwest Pharmaceuticals Co., POZEN Inc., Progenics Pharmaceuticals, Inc. and Tercica, Inc. The compensation committee used the market survey data as one resource to assess the appropriate level of executive compensation for fiscal 2008 and not as a stand-alone tool. We did not obtain a Radford survey in fiscal 2008 for the benchmarking of year-end salary reviews.

Design and Elements of our Compensation Program

Compensation is broken out into the following components:

•	Base Salary;

•	Annual Cash Bonuses;

•	Long-Term Equity Incentive Program; and

•	Other Compensation and Benefits.

Each component of compensation is evaluated based on the factors discussed in each section below.

Base Salary. Base salaries for our named executive officers are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. The compensation committee seeks to set named executive officer base salaries within the competitive range of salaries based on the 50th – 60th percentile range of salaries for executive officers in similar positions and with similar responsibilities at comparable companies, such as the peer companies discussed above. The compensation committee defines the competitive range to be within 10% of the 50th – 60th percentile range of salaries in the market survey data. However, the compensation committee also takes into account specific retention factors for certain positions, as well as internal pay equity, and thus, benchmarks serve only as one source in determining base salary levels. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, and experience. Base salaries are intended to compensate individuals for the knowledge and experience that they bring with them to Anesiva, and for building on those skills over time. The base salaries paid to our named executive officers are set forth below in the Summary Compensation Table. The compensation committee reviewed that the market survey data of the peer group discussed above, and determined that the 2007 base salaries for Messrs. McLaughlin, Huang, Broderick, and Ms. Donahue were within the competitive range of salaries. The 2007 base salaries for Messrs. Regan and Powers were above the competitive range due to their level of experience and scope of responsibilities. We believe that the base salaries paid to our named executive officers during fiscal year 2007 achieve our executive compensation objectives, are in line with our peer group, and are within our target of providing base salary at the market median. In February 2007, during the annual review of base salaries, the compensation committee approved base salary increases for each named executive officer, none of which exceeded five and a half percent of the named executive officer’s base salary for fiscal 2006. In July 2007, the compensation committee approved an additional salary increase for Mr. Regan in connection with a promotion. In October 2007, the compensation committee approved an additional salary increase for Ms. Donahue in connection with a promotion. The compensation committee determined the base salary increases based on the analysis of the market survey data of the peer group as well as internal pay equity and specific retention factors.

In February 2008, during the annual review of base salaries, the compensation committee approved 2008 salary increases for Messrs. Regan and Broderick. In February 2008, the full board, at the recommendation of the compensation committee, approved a 2008 salary increase for Mr. McLaughlin. The compensation committee determined the base salary increases based on the analysis of the market survey data. Each salary increase was in accordance with the compensation committee’s established salary guidelines. The compensation committee determined that no further salary increase was warranted for Ms. Donahue given her recent salary increase in connection with a promotion in October 2007. In February 2008, the compensation committee and board of directors appointed Jean-Frédéric Viret, Ph.D. as vice president and chief financial officer of the Company, effective March 1, 2008. The board of directors, at the recommendation of the compensation committee, approved an additional salary increase for Dr. Viret in connection with the promotion. The compensation committee determined that Dr. Viret’s base salary increase was within the competitive range of salaries based on the analysis of the market survey data. In June 2008, the board of directors appointed Michael L. Kranda as president, chief executive officer and director. The compensation committee determined Mr. Kranda’s 2008 base salary based on salaries for executives in similar positions and with similar responsibilities at comparable company and Mr. Kranda’s level of experience and scope of responsibilities. We believe that the base salaries paid to our named executive officers during fiscal year 2008 achieve our executive compensation objectives and are in line with salaries paid to executives in similar positions at comparable companies.

In December 2008, the compensation committee approved a salary freeze for all of Anesiva’s executive officers and employees for 2009 as a result of overall cost reduction efforts in response to current economic conditions.

Annual Cash Bonuses. Annual cash bonuses are used to motivate executive officers to meet short-term product results, annual operational goals, and individual objectives established by the compensation committee and the chief executive officer as part of the performance management process. The compensation committee recommends the annual cash bonus for the chief executive officer to the full board and approves the annual cash bonus for each other named executive officer based on the chief executive officer’s recommendations. We use annual cash bonuses specifically to align compensation with the achievement of specified business objectives and specific individual performance. The compensation committee seeks to set total cash compensation, base salary plus annual cash bonuses, within the competitive range of total cash compensation based on the median of the range of total cash compensation for executives in similar positions and with similar responsibilities at comparable companies, such as the peer companies discussed above. The compensation committee defines the competitive range to be within 15% of the median total cash compensation in the range of total cash compensation in the market survey data. The compensation committee takes into account specific retention factors for certain positions as well as internal pay equity, and thus benchmarks serve only as one source in determining annual cash bonuses.

Our compensation committee established bonus amounts to be paid in 2008 for performance in 2007 at (i) up to 30% of base salary for each of our named executive officers, excluding our chief executive officer, and (ii) up to 45% of base salary for our chief executive officer. The compensation committee linked approximately 75% of each named executive officer’s bonus to the achievement of corporate goals and milestones and approximately 25% to the achievement of individual objectives. The chief executive officer’s bonus was based 100% on corporate achievement. The corporate goals and milestones for 2007 depended on the achievement of various weighted performance objectives. These objectives can be divided into three primary categories: (i) preclinical and clinical development milestones and objectives for Zingo and Adlea, (ii) business development objectives, and (iii) internal business and financial objectives. The business development and financial objectives included equity financing goals, collaboration and licensing goals as well as goals relating to employment matters. The goals were set with weightings that would result in an overall achievement ranging from 0% to 125% depending on the Company’s overall performance. The compensation committee determined in January 2008 that the Company had met some, but not all of its goals for 2007. The actual amount of bonuses for 2007 was determined by the compensation committee in February 2008 following a review of the achievement of overall corporate goals and milestones, and each named executive officer’s individual performance and contributions. The compensation committee approved 2007 bonus payouts for Messrs. Broderick and Regan and Ms. Donahue in February 2008. The full board approved a 2007 bonus payout for Mr. McLaughlin in February 2008 based on the recommendation of the compensation committee. Mr. McLaughlin received a bonus payout of approximately 28% of his base salary, and Messrs. Broderick and

Regan and Ms. Donahue each received a bonus payout of approximately 21% of their respective base salaries. The bonus payouts were below the target amounts set by the compensation committee in 2007 due to the fact that the Company did not meet all of its goals for 2007. Mr. Powers tendered his resignation on February 7, 2008, and did not receive a bonus for 2007. Mr. Huang separated employment in October 2007, and he received a bonus for consulting services rendered in 2007 in connection with his ongoing consulting agreement with the Company.

The compensation committee reviewed the market survey data of the peer group discussed above, and found that the 2007 total cash compensation for Messrs. McLaughlin, Broderick, Regan and Ms. Donahue were within the competitive range of total cash compensation. The 2007 total cash compensation for Mr. Powers was below the competitive range due to the fact that he was not eligible to receive a bonus for 2007. The 2007 total cash compensation paid to Mr. Huang as an employee was below the competitive range due to the fact that he separated employment with the Company in October of 2007. The 2007 total cash compensation paid to Mr. Huang, including amounts paid to him as a consultant, was within the competitive range of total cash compensation.

The compensation committee also determined in January 2008 that the bonus amounts to be paid in 2009 for performance in 2008 would be targeted at (i) up to 30% of base salary for each of our named executive officers, excluding our chief executive officer, with approximately 75% of each named executive officer’s bonus linked to the achievement of corporate goals and milestones and approximately 25% of each named executive officer’s bonus linked to the achievement of individual objectives, and (ii) up to 45% of base salary for our chief executive officer, with 100% of the chief executive officer’s bonus linked to the achievement of corporate goals. In December 2008, the compensation committee determined that the Company did not meet most of its annual objectives and approved a zero payout for all of Anesiva’s executive officers and employees under the 2008 bonus plan.

On November 8, 2008, our board of directors approved the restructuring of our operations to focus on the clinical and commercial development of Adlea and to discontinue Zingo manufacturing and commercial operations as a result of manufacturing challenges and limited market penetration. In connection with the restructuring, we reduced our workforce and eliminated our sales and marketing functions of 23 employees relating to Zingo commercial activities. On November 10, 2008, we provided the Worker Adjustment and Retraining Notification Act (WARN Act) notices to 62 employees to inform them that their employment with the Company would end by January 9, 2009. In conjunction with the restructuring plan and the uncertainty surrounding our financial conditions, the board of directors approved a retention bonus plan for the remaining 16 employees, including the named executive officers which would have to be repaid if the employee terminated employment before February 9, 2009. The retention bonus amount is equal to two months of base salary for each retained employee, of which 50% was paid on November 17, 2008, 25% was paid on November 26, 2008 and 25% was paid on December 15, 2008. For Mr. Kranda, Dr. Viret and Dr. Houghton, the total retention bonus paid was $75,000, $44,167 and $56,667, respectively.

In conjunction with our continuing operations for 2009 and the uncertainty surrounding our financial conditions, the board of directors approved a retention bonus plan for our remaining employees to retain such employees to work and maintain our ongoing operations, including our named executive officers. Each respective amount would have to be repaid if the employee resigns from employment before a 60 day period following each retention bonus payment. The retention bonus amount is equal to a pre-determined amount for each remaining employee, of which 33% was paid on March 1, 2009 and the subsequent amounts may be paid on or about May 15, 2009 and on or about June 30, 2009, subject to further approval by the board of directors. For Mr. Kranda, Mr. Tran and Dr. Houghton, the retention bonus paid on March 1, 2009 amounted to $66,667, $16,000 and $33,333, respectively.

Long-Term Equity Incentive Program. Long-term equity incentives, which have historically been delivered predominantly via stock options, are used to ensure executive alignment with Anesiva’s stockholders through stock price appreciation and long-term retention of the executive team. We believe that long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock-based awards and facilitates long-term thinking and business planning. The compensation committee seeks to target long-term incentives within the competitive range of long-term incentives based on the median of the range of long-term incentives for executives in similar positions and with similar responsibilities at comparable companies, such as the peer companies discussed above. In determining grants of long-term incentives, the compensation committee also takes into account specific retention factors for certain positions, each executive officer’s ability to impact our results that drive stockholder value, the executive officer’s organization level and the executive officer’s potential to take on roles of increasing responsibility. In addition, the compensation committee considers the executive officer’s unvested options, as we believe the vesting of options over time is important to the future performance of our executive officers. The compensation committee also considers the executive officer’s total potential ownership as a percent of company compared to its peers. The compensation committee also reviews overall dilution to stockholders that may result from annual grants to the executive officers. In 2007, the compensation committee sought to target total option grants to all directors, executive officers, employees and consultants at approximately four percent of the total outstanding stock.

In February 2007, the compensation committee approved the grant of stock options and restricted stock awards to Messrs. Broderick, and Regan and Ms. Donahue in connection with the compensation committee’s annual performance review process. The compensation committee determined that a mix of stock options and restricted stock awards was appropriate to provide retention benefits in light of the volatile nature of the stock while minimizing dilution to stockholders. In March 2007, the full board approved the grant of stock options and a restricted stock award to Mr. McLaughlin based on the recommendation of the compensation committee in connection with the compensation committee’s annual performance review. In July 2007, the compensation committee approved the grant of stock options and a restricted stock award to Mr. Regan in connection with a promotion. In October 2007, the compensation committee approved the grant of stock options to Ms. Donahue in connection with a promotion. The compensation committee reviewed the market survey data of the peer group discussed above, and determined that the 2007 long-term incentives for Messrs. McLaughlin, Broderick, Regan and Ms. Donahue were within the competitive range of long-term incentives for the peer group. Mr. Powers did not receive any long-term incentives in 2007. Equity forms a key part of overall compensation of the named executive officers and will be considered each year as part of the annual performance review process.

In February 2008, in connection with the compensation committee’s annual review process, the compensation committee approved 2008 long-term equity incentive awards for Messrs. Regan and Broderick and Ms. Donahue. In February 2008, the full board approved a long-term incentive equity award for Mr. McLaughlin based on the recommendation of the compensation committee. In August 2008, the compensation committee approved a long-term incentive equity award for Mr. Kranda as his new hire grant. In October 2008, the compensation committee approved a long-term incentive equity award for Dr. Houghton as his new hire grant. In December 2008, in connection with the restructuring plan, the compensation committee approved 2008 long-term equity incentive awards for Messrs. Kranda, Viret and Houghton. All equity awards were determined based on previously determined compensation committee guidelines and upon the analyses done by Radford.

The 1999 Equity Incentive Plan was adopted in July 1999, and provided for the issuance of stock options. In December of 2003, the Company’s board of directors adopted the reservation of an additional 250,000 shares of common stock for issuance under the 1999 Equity Incentive Plan, and to rename it the 2003 Equity Incentive Plan (the “2003 Plan”), to become effective upon the effective date of the initial public offering. The stockholders approved this action in January of 2004. In October of 2005, the board of directors adopted, and in December of 2005, the stockholders approved, the reservation of an additional 1,800,000 shares of common stock for issuance under the Plan. The aggregate number of shares of common stock that may be currently issued pursuant to stock awards granted under the 2003 Plan is 7,384,139 shares, an amount that will be increased annually on January 1st for the life of the 2003 Plan by the lesser of (a) 5% of the number of shares of common stock outstanding on such date or (b) 2,500,000 shares of common stock. However, the compensation committee of the board of directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on such date. On January 1, 2008, the compensation committee approved the annual evergreen increase of 1,615,136 shares to be reserved under the 2003 Plan, which was equivalent to 4% rather than 5%, of the total number of shares of Anesiva’s common stock outstanding on January 1, 2008. After the increase of the additional evergreen shares to the 2003 Plan reserves, on January 1, 2008, 3,171,705 shares of common stock were issued and outstanding, and 3,385,872 shares were reserved for future issuance under the 2003 Plan. In December 2008, the board of directors approved that no shares would be added under the annual evergreen increase for 2009.

Stock awards granted under the 2003 Plan may be either (i) options, (ii) restricted stock awards, (iii) stock appreciation rights, (iv) phantom stock or (v) other stock awards. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the grant date and nonstatutory options may be granted to employees, directors, or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date, as determined by the board of directors. If, at the time Anesiva grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of Anesiva stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of the grant. Stock awards may be granted with vesting terms as determined by the board of directors. Except as noted above, options expire no more than 10 years after the date of grant, or earlier if employment is terminated.

The board of directors adopted in December 2003, and the stockholders approved in January of 2004, the 2003 Non-employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to non-employee directors upon election to the Board and after each annual meeting held by Anesiva. The aggregate number of shares of common stock that may be issued pursuant to options granted under the Directors’ Plan is 762,500 shares, an amount that will be increased annually on January 1st, from 2009 until 2014, by the number of shares of common stock subject to options granted during the prior calendar year. However, the board of directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased. On January 1, 2008, pursuant to the terms of the Directors’ Plan, Anesiva automatically added an additional 170,000 shares to the Directors’ Plan, which was equivalent to the number of shares granted in the prior year under the Directors’ Plan. After the increase of the additional evergreen shares to the Directors’ Plan reserves, on January 1, 2009, 319,112 shares of common stock were issued and outstanding, and 443,388 shares were reserved for future issuance under the Directors’ Plan. In December 2008, the board of directors approved that no shares would be added to the Directors’ Plan for 2009.

Stock options may include a provision whereby the holder, while an employee, director, or consultant, may elect at any time to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Upon termination of services, any unvested shares so exercised are subject to repurchase by Anesiva at a price equal to the original exercise price of the stock. This right of repurchase will lapse with respect to the option shares that have vested upon termination of services. As of December 31, 2008, no shares of common stock acquired through the exercise of options are subject to Anesiva’s right of repurchase.

Other Compensation and Benefits. We provide benefit programs to executive officers and to other employees, including health and welfare programs. Anesiva provides these benefits to remain competitive with our peers in attracting and retaining the best possible employee talent. In December 2008, the compensation committee eliminated the 401(k) match program for all of Anesiva’s executive officers and employees for 2009 as a result of overall cost reduction efforts in response to current economic conditions. We do not have any special benefit programs for our executive officers other than the Executive Change in Control and Severance Benefit Plan discussed on page 63.

Perquisites. We believe perquisites for executive officers should be extremely limited in scope and value. As a result, we have historically given nominal perquisites to our executive officers, if any. In 2008, we provided some nominal perquisites to our named executive officers as disclosed in the Summary Compensation Table on page 64.

Termination Benefits for Named Executive Officers

Michael L. Kranda

In June 2008, we entered into an offer letter agreement with Michael L. Kranda, our president, chief executive officer and director. Pursuant to Mr. Kranda’s offer letter, in the event he is terminated without cause or he voluntarily terminates employment for good reason, he will be entitled to 12 months of his then current base salary and monthly payment of health care coverage for 12 months pursuant to COBRA, assuming timely election of such coverage. Mr. Kranda will also be entitled to the benefits provided in the Company’s Executive Change in Control Severance Benefits Plan, as amended (the “Change in Control Plan”), which provides that if he is terminated without cause within three months prior to or 12 months following the effective date of a change in control of the Company or he resigns due to a constructive termination within 12 months following the effective date of a change in control of the Company, he will receive a cash severance payment equal to (a) two times his base salary, as in effect on the date of a covered termination, or, if higher, as in effect immediately prior to the change in control of the Company, (b) his maximum annual target cash bonus, as in effect on the date of a covered termination, or, if higher, as in effect immediately prior to the change in control of the Company, (c) continued premiums for health insurance coverage for a period of up to six months and (d) outplacement services for a period of three months.

John P. McLaughlin

In November 1999, we entered into a letter agreement with John P. McLaughlin, our former chief executive officer and director. In June 2008, Mr. McLaughlin resigned from the Company. As a result, Mr. McLaughlin received severance and medical benefits for a period of six months after the date of the termination and accelerated vesting of his unvested stock options equal to six months. The amount of these severance benefits is equal to the amount Mr. McLaughlin would have received under his offer letter had his employment with the Company been terminated without cause.

In June 2008, Mr. McLaughlin entered into a consulting agreement with the Company, whereby Mr. McLaughlin receives $18,166.66 per month for consulting services up to one year from effective date. The consulting agreement also provides that Mr. McLaughlin may exercise his stock options up to three months after the termination of the consulting agreement. We stopped payments to Mr. McLaughlin under his consulting agreement in November 2008.

William C. Houghton, M.D.

In July 2008, we entered into an offer letter agreement with Dr. Houghton. Under the terms of the offer letter Dr. Houghton will also be entitled to the benefits provided in the Change in Control Plan, which provides that if he is terminated without cause within three months prior to or 12 months following the effective date of a change in control of the Company or he resigns due to a constructive termination within 12 months following the effective date of a change in control of the Company, he will receive a cash severance payment equal to (a) an amount equal to his base salary, as in effect on the date of a covered termination, or, if higher, as in effect immediately prior to the change in control of the Company, (b) his maximum annual target cash bonus, as in effect on the date of a covered termination, or, if higher, as in effect immediately prior to the change in control of the Company, (c) continued premiums for health insurance coverage for a period of up to six months and (d) outplacement services for a period of three months.

Jean-Frédéric Viret

In March 2008, we promoted Dr. Viret to vice president and chief financial officer. In February 2009, we eliminated the chief financial officer position and Dr. Viret was terminated as a result. We entered into a separation and consulting agreement with Dr. Viret. Under the terms of the consulting agreement, Dr. Viret is entitled to receive severance benefits consisting of (i) a sabbatical payment equal to six weeks of salary, (ii) acceleration of 12 months vesting for outstanding stock options and restricted stock units and (iii) payment of COBRA premiums for up to six months following his termination. Also under the terms of the Consulting Agreement, we engaged Dr. Viret as a consultant to provide consulting services to the Company of up to 40 hours per month at a rate of $175 per hour when and if requested by the Company.

Richard P. Powers

In October 2001, we entered into an offer letter with Richard P. Powers, our former vice president and chief financial officer. In February 2008, Mr. Powers’ employment with the Company was terminated through mutual agreement. As a result, Mr. Powers received salary, bonus and medical benefits for a period of six months after the date of the termination and accelerated vesting of his unvested stock options equal to six months. The amount of these severance benefits is equal to the amount Mr. Powers would have received under his offer letter had his employment with the Company been terminated without cause.

In February 2008, Mr. Powers entered into a consulting agreement with the Company, whereby Mr. Powers receives $350 per hour for any consulting services. The consulting agreement also provided that Mr. Powers may exercise his stock options up to three months after the termination of the consulting agreement.

John X. Regan

In December 2002, we entered into an offer letter with John X. Regan, our former senior vice president, operations. In September 2008, Mr. Regan’s employment was terminated as part of a company restructuring. In September 2008, the Company entered into a separation and consulting agreement with Mr. Regan. Under the terms of the separation and consulting agreement, Mr. Regan received severance benefits of two and one-half (2 1/2) months salary and payment of COBRA premiums for up to six months following his termination dated September 2, 2008. Under the terms of the Consulting Agreement, the Company also engaged Mr. Regan as a consultant to provide consulting services to the Company of up to 80 hours per month when and if requested by the Company. Mr. Regan’s existing stock options and restricted stock grant will remain outstanding during the consulting period. Mr. Regan’s consulting relationship with the Company will continue for 3 months, unless it is terminated earlier for cause. We stopped payments to Mr. Regan under this consulting agreement in November 2008.

Nancy E. Donahue

In September 2005, we entered into an offer letter with Nancy E. Donahue, our former senior vice president, sales and marketing. In September 2008, Ms. Donahue’s employment was terminated as part of a company restructuring. Under the separation agreement, Ms. Donahue received severance benefits of approximately seven (7) weeks in salary and payment of COBRA premiums for up to two months following her termination date of November 21, 2008.

Executive Change in Control and Severance Benefit Plan. On July 29, 2005, our board of directors approved the Executive Change in Control and Severance Benefit Plan, or the Change in Control Plan. The Change in Control Plan was amended in March 2008, and amended again in January 2009. Pursuant to the Change in Control Plan, our chief executive officer, chief financial officer, senior vice presidents and vice presidents, each an eligible employee under the Change in Control Plan, will be entitled to certain benefits in the event of a covered termination. We provide benefits under the Change in Control Plan because we believe, in the event of a potential change of control, the benefits promote the ability of our executive officers to act in the best interest of our stockholders without regard for the potential impact on their own job position. A covered termination in general means either: (a) an involuntary termination without cause which occurs within three months prior to, or 12 months following, the effective date of a change of control, or (b) a constructive termination which occurs within 12 months following the effective date of a change of control. In general, in the event of a covered termination, an eligible employee will be entitled to receive: (a) cash severance payments as described below; (b) continued health insurance coverage for six months; and (c) outplacement assistance for three months. In order to receive benefits under the Change in Control Plan, an eligible employee will be required to execute a general waiver and release at the time of the covered termination.

The cash severance benefits that an eligible employee receives in the event of a covered termination under the Change in Control Plan are as follows: under the Change in Control Plan, an eligible employee that is not the chief executive officer would receive the greater of (A) cash severance payments equal to the sum of (i) one times the eligible employee’s annual base salary and (ii) the eligible employee’s annual target cash bonus or, (B) if the aggregate proceeds to the Company upon a change in control (the “Change in Control Proceeds”) are (a) less than or equal to $30,000,000, 9.0% of the Change in Control Proceeds, (b) greater than $30,000,000 but less than or equal to $50,000,000, 10.0% of the Change in Control Proceeds, (c) greater than $50,000,000 but less than or equal to $100,000,000, 11.0% of the Change in Control Proceeds, or (d) greater than $100,000,000, 12.0% of the Change in Control Proceeds at an eligible employee’s pro rata amount as determined by the Board. Under the Change in Control Plan, the chief executive officer would receive cash severance payments in the event of a covered termination of the greater of (A) cash severance payments equal to the sum of (i) two times the chief executive officer’s annual base salary and (ii) the chief executive officer’s annual target cash bonus, or (B) if the Change in Control Proceeds are (a) less than or equal to $30,000,000, a cash severance payment of 9.0% of the Change in Control Proceeds, (b) greater than $30,000,000 but less than or equal to $50,000,000, a cash severance payment of 10.0% of the Change in Control Proceeds, (c) greater than $50,000,000 but less than or equal to $100,000,000, a cash severance payment of 11.0% of the Change in Control Proceeds, or (d) greater than $100,000,000, a cash severance payment of 12.0% of the Change in Control Proceeds at the chief executive officer’s pro rata amount as determined by the Board.

Board Process. On at least an annual basis, the compensation committee approves all compensation and awards to our named executive officers. In reviewing compensation, the compensation committee reviews a number of factors involving Company and individual performance. With respect to equity compensation awarded to other employees, the compensation committee currently grants stock options and restricted stock awards, generally based on guidelines approved by the compensation committee with input from the chief executive officer on individual performance. The compensation committee reviews the chief executive officer’s compensation at least annually and recommends applicable changes to the full board for approval.

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ended December 31, 2008, 2007 and 2006, compensation awarded to or paid to, or earned by, the Company’s chief executive officer, chief financial officer, its other most highly compensated executive officers at December 31, 2008 and two former executive officers who departed from the Company during the fiscal year (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE FOR FISCAL 2008

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)		All Other Compensation ($)(3)	Total ($)
Mr. Michael L. Kranda, President and Chief Executive Officer	2008	243,750	—	62,840	175,000	(10)	62,807	544,397
	2007	—	—	—	—		—	—
	2006	—	—	—	—		—	—

Mr. John P. McLaughlin, Chief Executive Officer (4)	2008	264,396	43,856	279,330	218,000	(11)	3,319	808,901
	2007	417,384	93,683	2,041,333	118,000		4,532	2,674,932
	2006	395,625	—	2,423,471	169,130		4,532	2,992,758

Dr. William C. Houghton, Sr. Vice President and Chief Medical Officer (5)	2008	113,333	—	4,940	70,667	(12)	2,716	191,656
	2007	—	—	—	—		—	—
	2006	—	—	—	—		—	—

Dr. Jean-Frédéric Viret, Vice President and Chief Financial Officer (6)	2008	260,167	13,144	134,651	44,167	(13)	3,740	455,869
	2007	—	—	—	—		—	—
	2006	—	—	—	—		—	—

Mr. Richard P. Powers, Chief Financial Officer (7)	2008	107,360	—	118,721	44,753	(11)	2,468	273,302
	2007	298,354	—	397,320	—		5,084	700,758
	2006	295,400	—	445,010	63,142		5,084	808,636

Mr. John X. Regan, Sr. Vice President, Operations (8)	2008	268,491	25,479	187,253	—		3,987	485,210
	2007	283,027	20,792	401,017	60,000		4,052	768,888
	2006	—	—	—	—		—	—

Ms. Nancy E. Donahue, Sr. Vice President, Sales and Marketing (9)	2008	248,612	21,031	223,047	—		4,048	496,738
	2007	249,421	18,847	170,500	55,000		3,740	497,508
	2006	—	—	—	—		—	—

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to 2006, 2007 and 2008 in accordance with FAS 123(R). For purposes of this calculation, we have disregarded the estimate of forfeitures related to service-based vesting conditions. For a complete description of the assumptions made in determining the FAS 123(R) valuation, please refer to Note 1-Stock Based Compensation to our audited financial statements in our Annual Report on Form 10-K for the indicated fiscal year.
(2)	Represents amounts paid under the Company’s 2006 Bonus Program during 2007 and amounts paid under the Company’s 2007 Bonus Program during 2008, respectively.
(3)	Represents term life insurance premiums and 401(k) company matching contributions.
(4)	Mr. McLaughlin’s employment with the Company terminated effective June 13, 2008
(5)	Dr. Houghton became a Named Executive Officer in 2008.
(6)	Dr. Viret’s employment with the Company terminated effective February 18, 2009.
(7)	Mr. Powers’ employment with the Company terminated effective February 29, 2008.
(8)	Mr. Regan’s employment with the Company terminated effective September 2, 2008.
(9)	Ms. Donahue’s employment with the Company terminated effective November 21, 2008.
(10)	Includes $100,000 in sign-on bonus and $75,000 in retention bonus.
(11)	Represents severance payment
(12)	Includes $14,000 in cost of living adjustment and $56,667 in retention bonus
(13)	Represents retention bonus

GRANTS OF PLAN-BASED AWARDS

The following table shows for the fiscal year ended December 31, 2008, certain information regarding grants of plan based awards to the Named Executive Officers:

Grants of Plan-Based Awards in Fiscal 2008

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Target ($)(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Estimated Future Payouts Under Equity Incentive Plan Awards Target (#)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Mr. Michael L. Kranda	8/13/2008	—	—	—	500,000	1.97	627,550
	12/3/2008	—	—	—	150,000	0.09	11,445
				225,000

Mr. John P. McLaughlin	2/7/2008	—	—	—	150,000	5.00	472,680
				218,000

Dr. William C. Houghton	10/14/2008	—	—	—	140,000	0.96	87,948
	12/3/2008	—	—	—	70,000	0.09	5,341
				119,000

Dr. Jean-Frédéric Viret	2/7/2008	—	—	—	60,000	5.00	189,072
	10/14/2008	—	—	—	35,000	0.96	21,987
	12/3/2008	—	—	—	50,000	0.09	3,815
				79,500

Mr. John X. Regan	2/6/2008	—	—	—	50,000	5.03	158,260
				90,600

Ms. Nancy E. Donahue	2/6/2008	—	—	—	50,000	5.03	158,260
	10/14/2008	—	—	—	35,000	0.96	21,987
				77,100

(1)	Actual amounts earned by our Named Executive Officers for 2008 are shown in the column entitled “Non-Equity Incentive Plan Compensation” in our Summary Compensation Table.
(2)	Represents the closing sales price per share of our common stock on the NASDAQ Global Market on the day prior to the grant date pursuant to the terms of our 2003 Equity Incentive Plan.
(3)	Amount represents the total fair value of stock options granted to our Named Executive Officers in 2008, calculated in accordance with FAS 123(R). See Note 1-Stock Based Compensation to our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2008 for all of our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)(#) (c)
Equity compensation plans approved by security holders	3,742,971	4.87	4,492,760
Equity compensation plans not approved by security holders	10,000	4.80	—

Total	3,752,971	4.87	4,492,760

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END.

The following table shows for the fiscal year ended December 31, 2008, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)(2)	Option Expiration Date(3)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Mr. Michael L. Kranda	500,000	(4)	—	1.97	8/13/2018	—	—
	150,000	(5)	—	0.09	12/3/2018

Mr. John P. McLaughlin	150,000	(6)	—	5.00	2/7/2018	—	—

Dr. William C. Houghton	140,000	(7)	—	0.96	10/14/2018	—	—
	70,000	(5)	—	0.09	12/3/2018

Dr. Jean-Frédéric Viret	1,875	(8)	—	8.00	11/18/2013	3,333	1,167
	3,937	(9)	—	9.00	4/28/2015
	6,250	(10)	—	9.88	5/13/2015
	7,500	(11)	—	9.80	2/21/2015
	2,625	(12)	—	9.80	10/5/2014
	1,250	(13)	—	9.80	2/27/2014
	20,000	(14)	—	7.46	5/10/2016
	25,000	(15)	—	6.85	8/11/2016
	12,500	(16)	—	8.05	2/6/2017
	60,000	(6)	—	5.00	2/7/2018
	35,000	(17)	—	0.96	10/14/2018
	50,000	(5)	—	0.09	12/3/2018

Mr. Richard P. Powers	—		—	—	—	—	—

Mr. John X. Regan	12,500	(18)	—	4.80	11/6/2012	—	—
	12,500	(8)	—	8.00	11/18/2013
	7,875	(9)	—	9.00	4/28/2015
	1,525	(19)	—	9.80	2/17/2015
	3,750	(12)	—	9.80	10/5/2014
	8,750	(20)	—	9.80	1/3/2015
	80,000	(14)	—	7.46	5/10/2016
	20,000	(16)	—	8.05	2/6/2017
	5,000	(21)	—	6.57	7/24/2017
	50,000	(22)	—	5.03	2/6/2018

Ms. Nancy E. Donahue	20,500	(23)	—	10.20	9/22/2015	—	—
	80,000	(14)	—	7.46	5/10/2016
	20,000	(16)	—	8.05	2/6/2017
	15,000	(24)	—	6.49	10/15/2017
	50,000	(22)	—	5.03	2/6/2018

(1)	All shares are immediately exercisable prior to vesting pursuant to the terms of the option agreements under which the shares were granted.
(2)	Represents the closing sales price per share of our common stock on the NASDAQ Global Market on the day prior to the grant date pursuant to the terms of our equity plans.
(3)	All shares expire ten years from original date of grant.
(4)	Option shares vest as follows: 1/4 of the shares vested on 8/13/10 and the remaining shares vested monthly in equal increments thereafter for 3 years.
(5)	Option shares vest as follows: 1/48 of the shares vested monthly in equal increments from 12/3/08 over a four year period.
(6)	Option shares vest as follows: 1/48 of the shares vested monthly in equal increments from 2/7/08 over a four year period.
(7)	Option shares vest as follows: 1/4 of the shares vested on 10/14/10 and the remaining shares vested monthly in equal increments thereafter for 3 years.
(8)	Option shares vest as follows: 1/48 of the shares vest monthly in equal increments from 11/18/03 over a four year period.
(9)	Option shares vest as follows: 1/48 of the shares vest monthly in equal increments from 4/28/05 over a four year period.
(10)	Option shares vest as follows: 1/48 of the shares vest monthly in equal increments from 5/13/05 over a four year period.
(11)	Option shares vest as follows: 1/48 of the shares vest monthly in equal increments from 2/21/05 over a four year period.

(12)	Option shares vest as follows: 1/48 of the shares vest monthly in equal increments from 10/5/04 over a four year period.
(13)	Option shares vest as follows: 1/48 of the shares vest monthly in equal increments from 2/27/04 over a four year period.
(14)	Option shares vest as follows: 1/4 of the shares vested on 5/10/07 and the remaining shares vest monthly in equal increments thereafter for 3 years.
(15)	Option shares vest as follows: 1/48 of the shares vest monthly in equal increments from 8/11/06 over a four year period.
(16)	Option shares vest as follows: 1/48 of the shares vest monthly in equal increments from 2/6/07 over a four year period.
(17)	Option shares vest as follows: 1/4 of the shares vested on 10/14/09 and the remaining shares vest monthly in equal increments thereafter for 3 years.
(18)	Option shares vest as follows: 1/4 of the shares vested on 12/17/03 and the remaining shares vested monthly in equal increments thereafter for 3 years.
(19)	Option shares vest as follows: 1/48 of the shares vest monthly in equal increments from 2/17/05 over a four year period.
(20)	Option shares vest as follows: 1/48 of the shares vest monthly in equal increments from 1/3/05 over a four year period.
(21)	Option shares vest as follows: 1/48 of the shares vest monthly in equal increments from 7/24/07 over a four year period.
(22)	Option shares vest as follows: 1/48 of the shares vest monthly in equal increments from 2/6/08 over a four year period.
(23)	Option shares vest as follows: 1/48 of the shares vest monthly in equal increments from 9/22/05 over a four year period.
(24)	Option shares vest as follows: 1/48 of the shares vest monthly in equal increments from 10/15/07 over a four year period.

OPTION EXERCISES AND RESTRICTED STOCK VESTED

None of our Named Executive Officers exercised any stock options or vested in any restricted stock awards during the year ended December 31, 2008.

PENSION BENEFITS

Anesiva currently does not sponsor any pension or retirement plans for our Named Executive Officers and directors, thus, none of our Named Executive Officers or directors participated in, or otherwise received any benefits under any pension or retirement plan sponsored by us during the year ended December 31, 2008.

NONQUALIFIED DEFERRED COMPENSATION

None of our Named Executive Officers or directors earned any nonqualified deferred compensation benefits from us during the year ended December 31, 2008.

DIRECTOR COMPENSATION

The following table shows for the fiscal year ended December 31, 2008 certain information with respect to the compensation of all non-employee directors of the Company:

Name	Fees Earned or Paid in Cash ($)(11)	Stock Awards ($)(1)	Option Awards ($)(1)(2)	Total ($)
James N. Campbell (3)	39,000	—	67,057	106,057
Thomas J. Colligan (4)	55,500	2,805	181,295	239,600
Carter H. Eckert (5)	42,000	—	120,531	162,531
Rodney A. Ferguson (6)	58,500	—	120,531	179,031
James A. Harper (7)	45,000	—	79,461	124,461
Daniel S. Janney (8)	31,250	—	43,171	74,421
Arnold L. Oronsky (9)	41,750	—	120,531	162,281
Michael F. Powell (9)	45,750	—	120,531	166,281
Robert L. Zerbe (10)	41,250	—	120,531	161,781

(1)	Represents the dollar amount recognized by the Company for financial statement reporting purposes with respect to the year ended December 31, 2008 in accordance with FAS 123(R) (excluding any risk of forfeiture, per SEC regulations). For a complete description of the assumptions made in determining the FAS 123(R) valuation, please refer to Note 1-Stock Based Compensation to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	The grant date fair value, as calculated in accordance with FAS 123(R) and using a Black-Scholes model, of the stock option awards granted during 2008 for each of the directors listed in the table, was as follows: Dr. Campbell, $23,302; Mr. Colligan, $23,302; Mr. Eckert, $23,302; Dr. Ferguson, $23,302; Mr. Harper, $23,302; Mr. Janney $169,911; Dr. Oronsky, $23,302; Dr. Powell, $23,302; and Dr. Zerbe, $23,302. Please refer to Note 1—Stock Based Compensation to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of assumptions made in determining the grant date fair value of our equity awards.
(3)	Dr. Campbell resigned from the Board of Directors on December 19, 2008. As of December 31, 2008, Mr. Campbell held options to purchase up to a total of 70,000 shares of our common stock, of which all shares were immediately exercisable and 33,541 shares were vested. In addition, prior to becoming a director, Mr. Campbell received from the Company a grant of 20,000 shares of restricted stock that vested in full on April 27, 2007 and all shares were released to him on that date.

(4)	Mr. Colligan resigned from the Board of Directors on December 15, 2008. As of December 31, 2008, Mr. Colligan held options to purchase up to a total of 95,000 shares of our common stock, of which all shares were immediately exercisable and 78,176 shares were vested. Mr. Colligan also received from the Company a grant of 2,500 shares of restricted stock, of which 1,250 shares vested on February 17, 2007 and 2008, respectively, and were released to him.
(5)	Mr. Eckert resigned from the Board of Directors on December 15, 2008. As of December 31, 2008, Mr. Eckert held options to purchase up to a total of 77,500 shares of our common stock, of which all shares were immediately exercisable and each director held 63,176 vested shares. Mr. Eckert received no restricted stock from the Company during his tenure.
(6)	As of December 31, 2008, Mr. Ferguson held options to purchase up to 92,500 shares of our common stock, of which all shares were immediately exercisable and 78,958 shares were vested. To date, no restricted stock has been granted by the Company to Dr. Ferguson.
(7)	Mr. Harper resigned from the Board of Directors on December 16, 2008. As of December 31, 2008, Mr. Harper held options to purchase up to 60,000 shares of our common stock, of which all shares were immediately exercisable and 24,583 shares were vested. To date, no restricted stock has been granted by the Company to Mr. Harper.
(8)	As of December 31, 2008, Mr. Janney held options to purchase up to 55,000 shares of our common stock, of which all shares were immediately exercisable and 13,332 shares were vested. To date, no restricted stock has been granted by the Company to Mr. Harper.
(9)	As of December 31, 2008, Drs. Oronsky and Powell each held options to purchase up to a total of 77,500 shares of our common stock, of which all shares were immediately exercisable and each director held 63,958 vested shares. To date, no restricted stock has been granted by the Company to Drs. Oronsky and Powell.
(10)	Dr. Zerbe resigned from the Board of Directors on December 16, 2008. As of December 31, 2008, Dr. Zerbe held options to purchase up to 77,500 shares of our common stock, of which all shares were immediately exercisable and 63,958 shares were vested. To date, no restricted stock has been granted by the Company to Dr. Zerbe.
(11)	On February 12, 2009, in conjunction with the review of Company operations, the Board of Directors approved compensation of Board fees to only independent non-investor Directors. As of March 2009, the only independent non-investor Directors are Rodney A. Ferguson and John F. Hamilton.

Compensation Committee Report2

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in this Annual Report on Form 10-K. Based on this review and discussion, the compensation committee has recommended to the board of directors that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Mr. Daniel S. Janney

Dr. Arnold L. Oronsky

Dr. Michael F. Powell

Compensation Committee Interlocks and Insider Participation

The Company’s compensation committee consists of Dr. Powell, Dr. Oronsky and Mr. Janney. During 2008, Messrs. Harper and Zerbe served as members of the compensation committee as well, until their resignations from the board of directors in December 2008. During 2008, Dr. Ferguson served as the chairperson of the compensation committee, however he stepped down in February 2009. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of the Company’s common stock as of February 23, 2009 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of common stock subject to options currently exercisable within 60 days of February 28, 2009. These shares are not deemed outstanding for purposes of computing the percentage ownership of each other person. Percentage of beneficial ownership is based on 40,452,741 shares of our common stock outstanding as of February 28, 2009. Unless otherwise indicated, the address of each of the individuals and entities listed below is c/o Anesiva, Inc., 650 Gateway Boulevard, South San Francisco, California 94080.

[2]	The material in this report is not “soliciting material,” is furnished to, but not deemed “filed” with, the SEC and is not deemed to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Shares Issuable Pursuant to Options Exercisable Within 60 days of February 28, 2009	Shares Subject to a Right of Repurchase/Forfeiture Within 60 days of February 28, 2009		Shares Beneficially Owned (1)
Name and Address of Beneficial Owner				Number	Percent
Entities affiliated with Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC and Alta Partners VIII, L.P.(2)	—	—		6,696,645	16.5%
Entities affiliated with InterWest Partners (3)	77,500	—		4,874,233	12.0%
Entities affiliated with CVCA, LLC (4)	92,500	—		3,461,529	8.6%
Entities affiliated with Sofinnova Ventures (5)	—	—		4,906,973	12.1%
James N. Campbell	39,867	—		157,867	*
Thomas J. Colligan	—	—		2,500	*
Carter H. Eckert	—	—		13,258	*
Rodney A. Ferguson, PhD. (6) (7) (8)	—	—		3,461,563	8.6%
James A. Harper	—	—		9,030	*
Daniel S. Janney (2)	10,000	—		6,706,645	16.6%
Arnold L. Oronsky, PhD. (3) (9) (10)	—	—		4,884,417	12.1%
Michael F. Powell, PhD. (5) (11)	150	—		4,907,188	12.1%
Robert L. Zerbe, M.D.	—	—		—	*
Michael L. Kranda	—	—		—	*
William C. Houghton, M.D.	—	—		—	*
Jean-Frédéric Viret, PhD.	—	1,667	(12)	6,541	*
Nancy E. Donahue (13)	—	—		22,651	*
John P. McLaughlin (14)	—	—		128,024	*
John X. Regan (15)	—	—		16,064	*
All directors and executive officers as a group (15 persons)

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 40,468,808 shares outstanding on January 31, 2009, adjusted as required by rules promulgated by the SEC.
(2)	Includes (a) 6,172,840 shares held by Alta Partners VIII, L.P., (b) 506,606 shares held by Alta California Partners III, L.P., and (c) 17,199 shares held by Alta Embarcadero Partners III, LLC., collectively, the Alta Partners Funds. Mr. Janney, one of our current directors, is a managing director of Alta Partners Management VIII, LLC, which is the general partner of Alta Partners VIII, L.P., and is also a managing director of Alta California Management Partners III, LLC, which is the general partner of Alta California Partners III, L.P. Mr. Janney is also a manager of Alta Embarcadero Partners III, LLC. As managing director and manager of these entities, Mr. Janney may be deemed to share voting and investment powers over the shares held by the funds. Mr. Janney disclaims beneficial ownership of the shares held by the Alta Partners entities, except to the extent of his pecuniary interest therein. The address for the Alta Partners Funds is One Embarcadero Center, Suite 3700, San Francisco, California, 94111.
(3)	Includes (a) 4,627,266 shares held by InterWest Partners VIII, L.P., (b) 132,388 shares held by InterWest Investors Q VIII, L.P., (c) 37,079 shares held by InterWest Investors VIII, L.P., collectively, the InterWest Funds, and (d) options to purchase 77,500 shares granted to Dr. Oronsky, one of our current directors. Dr. Oronsky is obligated to transfer any shares issued pursuant to the exercise of such options to InterWest. Dr. Oronsky, one of our current directors, is a Managing Director of InterWest Management Partners VIII, LLC, the general partner of the InterWest Funds. Dr. Oronsky has shared voting and dispositive powers over the shares held by the InterWest Funds. Dr. Oronsky disclaims beneficial ownership of the shares held by the InterWest Funds, except to the extent of his pecuniary interest therein. The address for the InterWest Partners is 2710 Sand Hill Road, Second Floor, Menlo Park, California, 94025.
(4)	Includes (a) 2,886,121 shares held by CVCA, LLC, or CVCA, (b) 234,689 shares held by J.P. Morgan Partners Global Investors, L.P., (c) 35,134 shares held by J.P. Morgan Partners Global Investors A, L.P., (d) 118,118 shares held by J.P. Morgan Partners Global Investors (Cayman), L.P., (e) 13,198 shares held by J.P. Morgan Partners Global Investors (Cayman) II, L.P., (f) 81,769 shares held by J.P. Morgan Partners Global Investors (Selldown), L.P. and (g) options to purchase 92,500 shares granted to Dr. Rodney Ferguson, one of our directors. Dr. Ferguson is obligated to transfer any shares issued pursuant to the exercise of such options to CVCA. The sole member of CVCA is J.P. Morgan Partners (BHCA), L.P., or JPMP BHCA, the general partner of which is JPMP Master Fund Manager, L.P., or JPMP MFM, the general partner of which is JPMP Capital Corp., or JPMP Capital, a wholly-owned subsidiary of J.P. Morgan Chase & Co., a publicly traded bank holding company, or J.P. Morgan Chase. Each of JPMP BHCA, JPMP MFM, JPMP Capital and J.P. Morgan Chase may be deemed beneficial owners of the shares held by CVCA, however, each disclaims beneficial ownership except to the extent of its pecuniary interest therein. Additionally, JPMP Capital is the general partner of JPMP Global Investors, L.P., the general partner of J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors A, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P. and J.P. Morgan J.P. Morgan Partners Global Investors (Selldown), L.P., collectively, the J.P. Morgan Funds and together with CVCA, JPMP BHCA, JPMP MFM and JPMP Capital, or the JPMP Entities. Each of JPMP Capital and J.P. Morgan Chase may be deemed beneficial owners of the shares held by the J.P. Morgan Funds, however, each disclaims beneficial ownership except to the extent of its pecuniary interest therein. The address for J.P. Morgan is 2440 Sand Hill Road #302, Menlo Park, California, 94025.
(5)	Includes (a) 1,148,524 shares held by Sofinnova Venture Partners V, L.P., (b) 37,145 shares held by Sofinnova Venture Affiliates V, L.P., (c) 17,600 shares held by Sofinnova Venture Principals V, L.P., and (d) 3,703,704 shares held by Sofinnova Venture Partners VII, L.P., collectively, the Sofinnova Funds. Dr. Powell, one of our current directors, is a Managing Director of the Sofinnova Funds and a Managing Member of Sofinnova Management V, L.L.C., the general partner of the Sofinnova Funds. Dr. Powell has shared voting and dispositive powers over the shares held by the Sofinnova Funds. Dr. Powell disclaims beneficial ownership of the shares held by the Sofinnova Funds, except to the extent of his pecuniary interest therein. The address for the Sofinnova Funds is 140 Geary Street, 10th Floor, San Francisco, California, 94108.
(6)	Dr. Ferguson is a Managing Director of Panorama Capital, LLC, a private equity firm founded by the former venture capital investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. Panorama Capital serves as an advisor to CCMP Capital Advisors, LLC, in connection with certain J.P. Morgan Partners, LLC securities holdings. CCMP Capital Advisors, LLC serves as an advisor to J.P. Morgan Partners, LLC in connection with certain of J.P. Morgan Partners, LLC’s securities holdings. Prior to August 1, 2006, Mr. Ferguson was a Partner with J.P. Morgan Partners, LLC.
(7)	Includes options to purchase 82,500 shares granted to Dr. Ferguson. Dr. Ferguson is obligated to transfer any shares issued pursuant to the exercise of such options to CVCA, LLC. (See also footnote 4 above.)
(8)	Includes 34 shares held in the Ferguson/Egan Family Trust dated 6/28/99 (“Family Trust”), of which Dr. Ferguson is a trustee and beneficiary. Dr. Ferguson disclaims beneficial ownership of the shares held by the Family Trust, except to the extent of his pecuniary interest therein.
(9)	Includes 9,864 shares held in the Oronsky Living Trust dated 12/15/00, of which Dr. Oronsky is a co-trustee, and 320 shares held by Matadoro Investments, L.P. (“Matadoro”). Dr. Oronsky is the General Partner of Matadoro. He has shared voting and dispositive powers over the shares held by Matadoro. He disclaims beneficial ownership of the shares held by Matadoro, except to the extent of his pecuniary interest therein.
(10)	Includes options to purchase 67,500 shares granted to Dr. Oronsky. Dr. Oronsky is obligated to transfer any shares issued pursuant to the exercise of such options to InterWest Partners. (See also footnote 3 above.)
(11)	Includes options to purchase 77,500 shares granted to Dr. Powell.
(12)	Represents shares of restricted common stock subject to a right of forfeiture in the event the holder ceases to provide services to us.
(13)	Ms. Donahue's employment with the Company terminated effective November 21, 2008.
(14)	Mr. McLaughlin employment with the Company terminated effective June 13, 2008. Includes (a) 1,562 shares held in The John P. McLaughlin Grantor Retained Annuity Trust, (b) 1,562 shares held in The Susan McLaughlin Grantor Retained Annuity Trust, (c) 1,386 shares held in The 2005 John P. McLaughlin Grantor Retained Annuity Trust est. 3/23/05 and (d) 1,386 shares held in The 2005 Susan McLaughlin Grantor Retained Annuity Trust est. 3/23/05 and (e) 4,864 shares held by Mr. McLaughlin’s spouse.
(15)	Mr. Regan's employment with the Company terminated effective September 2, 2008.

Item 13.	Certain Relationships and Related Transactions

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under The NASDAQ Stock Market LLC (“NASDAQ”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The board of directors consults with the Company’s counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, the board has affirmatively determined that the following five directors are independent directors within the meaning of the applicable NASDAQ listing standards: Dr. Ferguson, Mr. Janney, Dr. Oronsky, Dr. Powell and Mr. Hamilton. In making this determination, the board found that none of these directors had a material or other disqualifying relationship with the Company. Mr. Kranda, the Company’s president and chief executive officer, is not an independent director by virtue of his employment with the Company.

Pursuant to the requirements set forth in applicable NASDAQ listing standards and as set forth in the charter of our audit committee, the audit committee is charged with reviewing all related party transactions for potential conflict of interest situations and is also responsible for approving such related party transactions. Pursuant to Anesiva’s Code of Conduct, all of our directors, executive officers and employees are required to report to the compliance officer under the Code of Conduct any conflicts of interest, including any related party transactions. In approving or rejecting a proposed related party transaction, the audit committee will consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to the risks, costs and benefits to Anesiva, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. The audit committee will approve only those related party transactions that, in light of known circumstances, are in, or are not inconsistent with, the best interests of Anesiva, as the audit committee determines in the good faith exercise of its discretion.

There were no “related party” transactions arising during 2008 requiring disclosure under applicable NASDAQ listing standards, SEC rules and regulations or Anesiva policy and procedures, other than:

•

A license agreement by and between us and Dr. James N. Campbell and other parties, under which we will owe Dr. Campbell and the other parties up to $775,000 in milestone payments under the agreement, of which, as of December 31, 2008 and 2007, we have paid an aggregate of $400,000 and $200,000, respectively, in addition to royalty payments for any sales of the Adlea product. Dr. Campbell was a member of our board of directors from July 2007 until December 2008. The license agreement was entered into in August 2001, prior to Dr. Campbell joining our board of directors.

•

We have entered into indemnification agreements with each of our directors and executive officers for the indemnification of, and advancement of expenses to, these persons to the full extent permitted by Delaware law. We also intend to enter into an indemnification agreement with each of our future directors and officers.

Item 14.	Principal Accountant Fees and Services

In connection with the audit of the 2008 financial statements, the Company entered into an engagement agreement with Ernst & Young LLP which sets forth the terms by which Ernst & Young LLP will perform audit services for the Company. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2008 and 2007, by Ernst & Young LLP, the Company’s principal registered public accounting firm.

PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

	Fiscal Year Ended
	2008	2007
Audit Fees	$514,650	$641,499
Audit -related Fees	82,500	—
Tax Fees(1)	77,000	58,000
All Other Fees	45,000	—

Total Fees	$719,150	$699,499

(1)	Tax Fees include assistance with 382 tax study.

All fees described above were approved by the Audit Committee.

During the fiscal year ended December 31, 2008, all of the total hours expended on the Company’s financial audit by Ernst & Young LLP were provided by Ernst & Young LLP permanent employees.

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

Anesiva, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Anesiva, Inc.

We have audited the accompanying consolidated balance sheets of Anesiva, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anesiva, Inc. at December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” in 2007, the Company changed its method of accounting for sabbatical leave in accordance with guidance provided in Emerging Issues Task Force Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43”, and its method of accounting for uncertainty in income taxes in accordance with guidance provided in Statement of Financial Accounting Standards No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.”

The accompanying financial statements have been prepared assuming that Anesiva, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and negative cash flows from operations and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2008 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Anesiva, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 25, 2009

Anesiva, Inc.

Consolidated Balance Sheets

(In thousands)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$658	$90,840
Prepaid expenses and other current assets	1,021	1,666
Inventories	—	559
Restricted cash	589	—
Assets held-for-sale	217	—

Total current assets	2,485	93,065
Property and equipment, net	218	15,276
Restricted cash, net of current portion	—	590
Other assets	350	805

Total assets	$3,053	$109,736

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,016	$3,370
Accrued clinical trial liabilities	1,218	1,219
Accrued compensation	297	2,301
Other accrued liabilities	1,522	2,929
Current debt	—	2,356

Total current liabilities	11,053	12,175

Long-term debt, net of current portion	—	8,485
Other long-term liabilities	—	562

Commitments

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2008 and December 31, 2007; 40,468,808 and 40,378,413 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	41	40

Additional paid-in capital	303,937	297,239
Accumulated deficit	(311,978)	(208,765)

Total stockholders’ equity (deficit)	(8,000)	88,514

Total liabilities and stockholders’ equity (deficit)	$3,053	$109,736

See accompanying notes.

Anesiva, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year-ended December 31,
	2008	2007	2006
Contract revenues	$304	$51	$89
Operating expenses:
Research and development	36,186	23,261	20,593
General and administrative	13,003	16,699	18,717

Total operating expenses	49,189	39,960	39,310

Loss from operations	(48,885)	(39,909)	(39,221)
Gain (loss) on sale of assets	(165)	151	(267)
Interest and other expense	(1,275)	(1,524)	(6)
Interest and other income	1,937	3,422	3,458
Loss from debt extinguishment	(3,709)	—	—

Loss before discontinued operations	(52,097)	(37,860)	(36,036)
Loss from discontinued operations	(51,116)	(21,422)	(19,531)

Net loss	$(103,213)	$(59,282)	$(55,567)

Basic and diluted net loss per common share:
Continuing operations	$(1.29)	$(1.36)	$(1.74)
Discontinued operations	$(1.27)	$(0.76)	$(0.95)

Basic and diluted net loss per common share	$(2.56)	$(2.12)	$(2.69)

Weighted average shares used to compute basic and diluted net loss per common share	40,348,919	28,024,078	20,643,318

See accompanying notes.

Anesiva, Inc.

(In thousands, except share and per share amounts)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Gain (Loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2006	20,073,924	$20	$183,837	$(101)	$(572)	$(93,644)	$89,540
							—
Elimination of deferred compensation upon adoption of FAS123(R)	—	—	(572)	—	572	—	—
Issuance of common stock upon exercise of stock options	8,739	—	143	—	—	—	143
Issuance of common stock under the Azimuth Opportunity stock purchase agreement net of issuance costs of $38 in September 2006	154,837	—	962	—	—	—	962
Issuance of common stock under a registered direct offering, net issuance costs of $3,013 in November 2006	7,000,000	7	41,635	—	—	—	41,642
Issuance of common stock under the employee stock purchase plan	38,956	—	260	—	—	—	260
Stock-based compensation resulting from stock options granted to employees	—	—	10,937	—	—	—	10,937
Compensation expense resulting from restricted stock awards to employees, net of cancellation of awards	(375)	—	140	—	—	—	140
Stock-based compensation resulting from stock options granted to non-employees	—	—	63	—	—	—	63
Issuance of restricted stock awards to non-employees and related compensation expenses from outstanding awards	24,500	—	129	—	—	—	129
Net loss	—	—	—	—	—	(55,567)	(55,567)
Other comprehensive gain	—	—	—	79	—	—	79

Total comprehensive loss							(55,488)

Balance at December 31, 2006	27,300,581	27	237,534	(22)	—	(149,211)	88,328
Issuance of common stock upon exercise of stock options	42,412	—	292	—	—	—	292
Issuance of common stock under the Azimuth Opportunity stock purchase agreement net of issuance costs of $91 in June and August 2007	463,061	1	3,027	—	—	—	3,028
Issuance of common stock under shelf offering net issuance costs of $298 in December 2007	12,345,679	12	47,683	—	—	—	47,695
Issuance of common stock under the employee stock purchase plan	73,610	—	419	—	—	—	419
Stock-based compensation resulting from stock options granted to employees	—	—	7,735	—	—	—	7,735
Compensation expense resulting from restricted stock awards to employees, net of cancellation of awards	153,070	—	268	—	—	—	268
Stock-based compensation resulting from stock options granted to non-employees	—	—	160	—	—	—	160
Issuance of restricted stock awards to non-employees and related compensation expenses from outstanding awards	—	—	121	—	—	—	121
Cumulative adjustment upon adoption of EITF06-2 for the Company’s sabbatical program	—	—	—	—	—	(272)	(272)
Net loss	—	—	—	—	—	(59,282)	(59,282)
Other comprehensive gain	—	—	—	22	—	—	22

Total comprehensive loss							(59,260)

Balance at December 31, 2007	40,378,413	40	297,239	—	—	(208,765)	88,514
Issuance of common stock under the employee stock purchase plan	154,457	1	383	—	—	—	384
Stock-based compensation resulting from stock options granted to employees	—	—	3,971	—	—	—	3,971
Compensation expense resulting from restricted stock awards to employees, net of cancellation of awards	(63,996)	—	165	—	—	—	165
Stock-based compensation resulting from stock options granted to non-employees	—	—	203	—	—	—	203
Issuance of restricted stock awards to non-employees and related compensation expenses from outstanding awards	(66)	—	97	—	—	—	97
Fair value of warrants issued in conjunction with Oxford Loan	—	—	1,879	—	—	—	1,879
Net loss	—	—	—	—	—	(103,213)	(103,213)

Balance at December 31, 2008	40,468,808	$41	$303,937	$—	$—	$(311,978)	$(8,000)

See accompanying notes.

Anesiva, Inc.

(In thousands)

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2008	2007	2006
Net loss	$(103,213)	$(59,282)	$(55,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Assets impairment charges	20,207	—	—
Loss on equity method investments, net	1,029	—	—
Depreciation and amortization	1,434	350	329
Provision for inventories	4,162	—	—
Non-cash stock-based compensation	4,438	8,284	11,269
Loss (gain) on marketable securities	(900)	1,255	—
Interest expense	89	14	—
Loss (gain) on disposal of equipment	165	(151)	267
Non-cash portion of loss on debt extinguishment	2,347	—	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	768	(513)	313
Inventories	(6,011)	(559)	—
Other assets	(45)	(673)	(53)
Accounts payable	4,636	531	1,802
Accrued clinical trial liabilities	(1)	1,135	(2,766)
Accrued compensation	(2,005)	24	(296)
Other accrued liabilities	(1,924)	1,424	81

Net cash used in operating activities	(74,824)	(48,161)	(44,621)

Investing activities
Purchases of property, plant and equipment	(4,293)	(7,253)	(8,206)
Proceeds from disposal of equipment	14	171	33
Purchases of marketable securities	—	(31,800)	(49,503)
Maturities of marketable securities	—	69,168	66,153
Investments in equity investments	(1,029)	—	—
Proceeds from gain on auction rate securities	900	—	—

Net cash provided by (used in) investing activities	(4,408)	30,286	8,477

Financing activities
Repayment of equipment loans and capital lease obligations	(31,399)	—	(150)
Proceeds from term loans	20,065	51,434	43,007
Proceeds from issuance of common stock	384	10,827	—

Net cash provided by (used in) financing activities	(10,950)	62,261	42,857

Net increase (decrease) in cash and cash equivalents	(90,182)	44,386	6,713

Cash and cash equivalents at beginning of period	90,840	46,454	39,741

Cash and cash equivalents at end of period	$658	$90,840	$46,454

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$1,184	$257	$6

See accompanying notes.

Anesiva, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1. Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

Anesiva, Inc. (“we” or “Anesiva” or the “Company”) was incorporated on January 19, 1999 in Delaware. We are a biopharmaceutical company focused on the development and commercialization of novel therapeutic treatments for pain management.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operations. At December 31, 2008, the Company has a negative working capital and a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company will be required to significantly reduce its research, development, and administrative operations, including further reduction of its employee base, or the Company may be required to cease operations in order to offset the lack of available funding. The 2008 financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuance as a going concern is dependent on our future profitability and on the on-going support of our shareholders, affiliates and creditors. In order to mitigate the going concern issues, we are actively pursuing business partnerships, managing our continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements.

We believe that our existing cash and cash equivalents, including amounts received subsequent to December 31, 2008, will be sufficient to fund our activities into April 2009. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidate we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

Our capital requirements depend on numerous factors, including: our ability to successfully implement our restructuring plan, our management of continuing operations and whether we determine to pursue other indications for Adlea. Our announcement that we have discontinued Zingo manufacturing and commercial operations and that the ACTIVE-1 Phase 3 clinical trial evaluating Adlea for use in bunionectomy surgeries did not meet its primary end point have significantly depressed our stock price and severely impaired our ability to raise additional funds. It could be difficult or impossible for us to raise additional capital.

If we do proceed with raising funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. As a consequence if we are unable to obtain any additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned development and commercialization activities, which could materially harm our business. In addition, we have already significantly reduced our workforce and may need to further reduce or curtail our current workforce or may even cease operations if we do not obtain any additional funding. At year-end December 31, 2008, we had higher total liabilities compared to total assets on our consolidated balance sheets.

Our portfolio of products includes:

•

Adlea™, a long-acting, site-specific, non-opioid analgesic, is being developed for moderate to severe pain, and has completed multiple Phase 2 trials in post-surgical, musculoskeletal and neuropathic pain and Phase 3 trials in bunionectomy and total knee arthroplasty (TKA, or total knee replacement surgery). We are initially pursuing an indication for Adlea for the management of acute pain associated with orthopedic surgeries.

•

Zingo™ (lidocaine hydrochloride monohydrate) powder intradermal injection system, was approved by the Food and Drug Administration (the “FDA”) in August 2007 to reduce the pain associated with peripheral intravenous (“IV”) insertions or blood draws in children three to 18 years of age. Zingo was approved in January 2009 to reduce the pain associated with blood draws in adults. On November 8, 2008, our board of directors approved the restructuring of our operations and discontinuing Zingo manufacturing and commercial operations as a result of manufacturing challenges and limited market penetration.

Adlea is a novel non-opioid drug candidate that is a vanilloid receptor 1 agonist, or TRPV1 agonist, based on the compound capsaicin which provides analgesia from weeks to months. Zingo and Adlea are different drugs, each with its own mechanisms of action. Zingo is comprised of microcrystals of lidocaine delivered into the skin by compressed gas. Zingo employs a proprietary needle-free dispenser.

In June 2008, we commenced our principal business operations with the shipment of our first commercialized product, Zingo, and we exited the development stage. Prior to our first commercial shipment, we were a development stage company in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. We operate in one business segment.

On September 2, 2008, we announced that we were realigning our operations. Accordingly, we reduced our workforce by 21 employees to focus primarily on sales, marketing, late-stage clinical development and outsourced manufacturing.

On September 30, 2008, we paid the remaining $10.7 million in principal, interest and prepayment fees under the terms of an equipment loan and security agreement with General Electric Capital Corporation (“GE equipment loan”). In connection with the debt extinguishment, we recorded a charge of approximately $656,000 for legal costs, termination and penalty fees and unamortized debt discounts.

On November 8, 2008, our board of directors approved a further restructuring of our operations to focus on the clinical and commercial development of Adlea and discontinuing Zingo manufacturing and commercial operations as a result of manufacturing challenges and limited market penetration. On November 10, 2008, we initiated a recall of Zingo due to a non-safety related shelf life issue observed in a lot of unreleased product. We are currently exploring strategic transactions and alternatives, including the sale of the assets related to Zingo.

In connection with the November 2008 restructuring, we reduced our workforce by 23 employees and eliminated our sales and marketing functions relating to Zingo commercial activities. In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets, we reclassified our Zingo related assets to assets held-for-sale on the consolidated balance sheet as of December 31, 2008. In addition, since we expect to have no significant or direct involvement in future operations related to these assets, the results of the Zingo manufacturing and commercial activities, including our cooperative joint venture (“CJV”) with Wanbang Pharmaceuticals Corporation Limited, have been presented as discontinued operations. For the years ended December 31, 2008, 2007 and 2006, we recorded net loss from discontinued operations for Zingo manufacturing and commercial activities of $51.1 million, $21.4 million and $19.5 million, respectively. Discontinued operations are reported as a separate component within the consolidated statement of operations outside of loss from continuing operations.

On November 10, 2008, we announced that the ACTIVE-1 Phase 3 trial evaluating Adlea missed its primary endpoint of reducing post-surgical pain versus placebo (p=0.07) following bunionectomy surgery at four to 32 hours post-surgery. The same measure was highly significant (p=0.004) from four to 48 hours post-surgery. The trial also achieved a key secondary endpoint of reducing opioid use for Adlea versus placebo (p=0.012) over the four to 32 hour period. Adverse events rates were largely similar for both active treatment and placebo groups.

On November 10, 2008, we provided the Worker Adjustment and Retraining Notification Act notices to 62 employees to inform them that their employment would end on January 9, 2009 as a result of the November 2008 restructuring.

On November 10, 2008, we repaid approximately $20.1 million in outstanding principal and accrued interest pursuant to a loan and security agreement (the “Oxford loan”), dated September 30, 2008 between us and Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation (collectively, the “Oxford Lenders”), as a result of the discontinuance of Zingo manufacturing and commercial operations. On December 5, 2008, we paid the Oxford Lenders’ termination and legal fees of approximately $800,000. In connection with the debt extinguishment, we recorded a charge of approximately $3.1 million for legal costs, terminal fees and unamortized debt discounts associated with warrants.

On December 16, 2008, we announced that the ACTIVE-2 Phase 3 trial evaluating Adlea achieved its primary efficacy endpoint of reducing post-surgical pain versus placebo (p=0.03) following total knee replacement surgery at four to 48 hours after surgery. The trial also met its key secondary endpoint with Adlea demonstrating a highly significant statistical difference in opioid medication consumption compared to placebo (p=0.005). Adverse events rates were largely similar for both active treatment and placebo groups.

During the year ended December 31, 2008, we invested heavily in Adlea clinical development to complete the two Phase 3 trials in bunionectomy and TKA and the commercial product launch and discontinuation of Zingo, which ultimately caused us to incur significant restructuring charges. For the year ended December 31, 2008, net loss was $103.2 million, net cash used in operating activities was $74.8 million, and net cash used in financing, including the repayment of the GE equipment loan and the Oxford loan, was $11.0 million, all contributed to our ending cash and cash equivalent balance of approximately $658,000 at December 31, 2008.

On January 20, 2009, we entered into a securities purchase agreement (the “Investor Agreement”) with Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP (each an “Investor” and together the “Investors”), where we agreed to sell and issue securities (each a “Security” and together the “Securities”) for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of seven percent per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Securities, plus all accrued but unpaid interest. Unless we pay the principal back early under the terms of the Investor Agreement or it is accelerated because of a default, we will pay the outstanding principal and accrued but unpaid interest at any time at the request of a certain majority of the Investors on or after July 20, 2009. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, and we requested and received a second tranche of $2.0 million on March 3, 2009. We have requested the final tranche of $2.0 million under the Investor Agreement to be received before April 1, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of Anesiva, Inc., our wholly owned subsidiaries, AlgoRx Pharmaceuticals, Inc. and Anesiva Hong Kong Ltd. In addition, we consolidate variable interest entities (VIEs) for which we are deemed the primary beneficiary. Specifically, during 2007 and 2008, we consolidated the results of its joint venture with Jiangsu Wanbang Biological Pharmaceutical Corporation Limited, Wanbang, and an individual investor that was determined to be a VIE. As discussed in Note 4, we had determined that we were the primary beneficiary of the VIE until the restructuring of the joint venture operations in December 2008. We use the equity method to account for investments in entities in which we have a substantial ownership interest (20% to 50%), but for which do not require consolidation because we do not have significant influence over the operating and financial decisions of the investee. Our consolidated statement of operations includes our share of the earnings and losses of these entities during such periods. Intercompany accounts and transactions have been eliminated.

Reclassifications

We reclassified certain costs previously included in research and development expenses and sales and marketing expenses in fiscal 2008, 2007 and 2006 to discontinued operations (see Note 5). Such amounts relate to the discontinued operations of the Zingo business. The impact of these reclassifications decreased research and development expenses by $11.5 million, $12.4 million and $14.7 million, respectively, and reclassified sales and marketing expenses into discontinued operations by $13.5 million, $9.0 million and $4.9 million, respectively, for fiscal 2008, 2007 and 2006. The reclassification had no impact on our total net losses for fiscal 2008, 2007 and 2006 in our consolidated statement of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management makes estimates when preparing the consolidated financial statements including those related to accrued but unbilled expenses for clinical trials, accrued liabilities, stock-based compensation, fair value, asset impairment and contingencies.

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

In August 2007, $900,000 invested in a AAA-rated auction rate security failed to settle in auction. The failure resulted in the interest rate on this investment resetting at a higher rate. We concluded that the impairment for the security was other-than-temporary. At December 31, 2007, we held no marketable securities, except the illiquid security discussed above. In a letter dated October 2, 2008, Credit Suisse Securities (USA) LLC offered to purchase our auction rate security upon the terms and conditions of a tender offer which we accepted. In December 2008, we received proceeds equal to the par value of the instrument, $900,000 and recorded a gain of the same amount in other income in the consolidated statement of operations during the fourth quarter of 2008. At December 31, 2008, we held no marketable securities.

Concentration of Credit Risks and Fair Value of Financial Instruments

The carrying values of our financial instruments, which include cash and cash equivalents, other assets, accounts payable and accrued expenses, approximate their fair values.

Inventories

Inventories are stated at the lower of cost or market and consist primarily of material and certain contract manufacturing costs for the production of Zingo that were incurred subsequent to the approval for marketing by the FDA. Cost is determined using the first-in, first-out basis. The valuation of inventory requires us to estimate obsolete or excess inventory based on analysis of future demand for Zingo. If inventory costs exceed expected market value, impairment charges may be recorded as deemed necessary by management for the difference between the cost and the market value. During the year ended December 31, 2008, we wrote down the value of our inventory by $4.2 million for unusable inventories and the lower of cost or market determinations. At December 31, 2008, in conjunction with the discontinued operations, we reclassified $2.4 million of raw materials to assets held-for-sale. The value of the assets were accounted for as part of the $19.9 million impairment in manufacturing related costs for our Zingo related assets (see Note 5). At December 31, 2008, there were no work-in-progress or finished inventories on hand.

Other Assets

Other assets consist of nonmarketable equity investments in Lumen Therapeutics LLC, or Lumen, and Particle Therapeutics Ltd., or Particle Therapeutics, both private companies, carried at the cost of approximately $89,000 and $150,000, respectively, which approximates their fair values.

Restricted Cash

Under certain operating lease agreements, we are required from time to time to set aside cash as collateral. At December 31, 2008 and 2007, we had approximately $562,000 and $658,000, of which approximately $68,000 was included in prepaid expenses and other current assets, related to such agreements, respectively.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Repair and maintenance costs are expensed as incurred. Depreciation is provided over the estimated useful lives of the respective assets, which are three years for computer, five years for furniture, laboratory and certain manufacturing equipment and ten years for all other manufacturing equipment, using the straight-line method.

Leasehold improvements are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method. Amortization expense during 2008 has been adjusted for expected changes in the facilities in use.

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

Contract and Other Revenues

Our revenue recognition policies are in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, or SAB 104, and Emerging Issues task Force (“EITF”) 00-21, Revenue Recognition in Financial Statements, which provides guidance on revenue recognition in financial statements and is based on the interpretations and practices developed by the Securities and Exchange Commission (“SEC”). SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence exists of an arrangement; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fees charged for services rendered and products delivered and the collectability of those fees. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. If we have an ongoing involvement or performance obligation, non-refundable up-front fees are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the consolidated statement of operations over the term of the performance obligation. If we have no ongoing involvement or performance obligation, non-refundable up-front fees are generally recorded as revenue in the period in which the rights are transferred.

In August 2007, we entered into an agreement granting Particle Therapeutics a license to incorporate our drug delivery technology into its needle-free, transdermal delivery system for glucagon, a hormone commonly used for the treatment of hypoglycemia associated with Type 1 and Type 2 diabetes. Under the terms of the license agreement, we received an up-front payment in ordinary shares and will receive milestone payments for certain key clinical and regulatory achievements, royalties on future sales, as well as royalties on revenues from any future sub-licensing of the technology from Particle Therapeutics to third parties. In accordance with Accounting Principles Board (“APB”) Opinion 29, Accounting for Nonmonetary Transactions, or APB 29, the fair value of the exchanges is based on the fair value of the shares received, or approximately $89,000 from Lumen and $150,000 from Particle Therapeutics. For the year ended December 31, 2008, 2007 and 2006, we have recognized $100,000, $50,000 and $89,000 in non monetary revenue, respectively. Under EITF 00-8: Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services, changes in fair value of the shares received from Particle Therapeutics after the measurement date unrelated to the achievement of performance conditions will be accounted for in accordance with relevant literature on the accounting and reporting for investments in equity instruments.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist of salaries, employee benefits, laboratory supplies, consulting services, manufacturing products and services, preclinical and clinical services, and facility costs.

Discontinued Operations

In accordance with FAS 144, Accounting for the Impairment or Disposal of Long–Lived Assets, the manufacturing and commercial activities relating to Zingo could be clearly distinguished operationally and, for financial reporting purposes, from the rest of our continued operations since it met the following two conditions: (1) the operations and cash flows for Zingo have been eliminated from the ongoing operations of our company as approved by our board of directors, and, (2) we will not have any significant continuing involvement in the operations of Zingo after the disposal transaction.

Discontinued operations consist primarily of compensation, including stock-based compensation; for employees in sales, marketing, manufacturing and development; marketing and advertising expenses, consulting expenses, product registration fees and manufacturing related costs related to the Zingo manufacturing and commercial activities. Manufacturing costs associated with Zingo include certain costs associated with our manufacturing process, including depreciation and personnel costs for activities such as quality assurance and quality control that were not capitalized in inventory, asset impairment of long-lived assets, losses from asset disposal, scrap during the manufacturing process, idle facility, operating expenses relating to the CJV operations, expenses related to unusable inventories and the lower of cost or market determinations (See Note 5 for further discussion).

Concentration of Credit Risk

Our financial instruments that are exposed to credit risks consist primarily of cash and cash equivalents and marketable securities. We maintain our cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits. Marketable securities are held in custody by a large bank, and we do not require collateral to support such instruments. At December 31, 2008, we did not hold any marketable securities and we believe are not exposed to significant credit risk related to cash and cash equivalents.

Income Taxes

Our accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Comprehensive Gain and Loss

Our other comprehensive losses or gains for the years ended December 31, 2008, 2007 and 2006 were none and $22,000 and $79,000 in gains attributed to net unrealized gains on marketable securities, respectively. We report comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”).

Net Loss Per Share

We compute net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding (excluding unvested founders’ shares subject to repurchase). Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted-average number of common shares and dilutive common shares equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, convertible debt, shares issuable upon the exercise of stock options, and unvested founders’ shares subject to repurchase. Diluted EPS is identical to Basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

Segment reporting

Our operations are treated as one operating segment, as we report loss information only on an aggregate basis to the chief operating decision-makers.

Stock-Based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases pursuant to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R), we accounted for employee stock options using the intrinsic value method in accordance with APB 25 Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, and related interpretations and have adopted the disclosure-only provisions of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.

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

In November 2005, the FASB issued FSP No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital, or APIC, pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows for the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS 123(R).

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

Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during that period. Stock-based compensation expense recognized in our consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31,

2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We use the straight-line single option method to allocate stock-based compensation expense. As stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006 is based on awards ultimately expected to vest, stock compensation has been reduced for estimated stock option forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2008 was $4.1 million, which consisted of stock-based compensation expense related to employee stock options, employee restricted stock awards and employee stock purchases of $3.8 million, $165,000 and $120,000, respectively. Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2007 was $8.0 million, which consisted of stock-based compensation expense related to employee stock options, employee restricted stock awards and employee stock purchases of $7.5 million, $268,000 and $149,000, respectively. Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $11.1 million, which consisted of stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases of $10.8 million, $150,000 and $140,000, respectively.

On January 1, 2006, we reversed $572,000 related to unamortized deferred stock compensation from options granted below its stock deemed fair value before December 31, 2005 and restricted stock awards as a result of its adoption of SFAS 123(R).

The Company has also granted restricted stock awards and stock options to consultants. We account for stock awards issued to such non-employees in accordance with the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or Issue No. 96-18. Under Issue No. 96-18, stock awards to non-employees are accounted for at their respective fair values using the Black-Scholes option-pricing model unless a more readily determinable fair value is available. The fair value of options granted to non-employees is remeasured during the performance period as the underlying options vest or as milestones are reached. During the year ended December 31, 2008, we granted 7,000 shares of restricted stock and 10,000 shares of stock options to purchase common stock to one non-employee and recorded approximately $97,000 and $203,000 in stock-based compensation expense, respectively. During the year ended December 31, 2007, we granted 7,000 shares of restricted stock and 17,000 stock options to purchase common stock to two non-employees and recorded approximately $160,000 and $121,000 in stock-based compensation expense, respectively. During the year ended December 31, 2006, we granted 24,500 shares of restricted stock and 20,000 shares of stock options to non-employees and recorded $129,000 and $63,000 in stock-based compensation expenses, respectively.

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

Stock compensation

We estimate the fair value of each option grant to employees on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006
	Stock option plans
Dividend yield	—	—	—
Risk-free interest rate	2.8%	4.7%	5.0%
Expected life (in years)	5.3	5.4	4.8
Volatility	82%	78%	89%
Dividend yield	—	—	—
Fair value of options granted	$1.66	$4.87	$4.97

Employee stock-based compensation expense recognized for the year ended December 31, 2008, 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008 and 2007 was as follows (in thousands):

	For the year ended December 31,
	Stock options		ESPP		Restricted stock
	2008	2007	2008	2007	2008	2007
Research and development	$985	$1,095	$48	$49	$72	$53
General and administrative	1,937	$3,623	43	44	54	113
Discontinued operations	929	$2,868	28	56	39	102

	$3,851	$7,586	$119	$149	$165	$268

At December 31, 2008, the unrecognized compensation expense related to unvested outstanding stock options was approximately $1.7 million which will be recognized through 2012, and the weighted-average remaining recognition period was 3.25 years.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We do not expect the impact of the adoption of SFAS 160 to have a material impact on our consolidated financial position, results of operations or cash flows.

2. Available-for-Sale Investments

The following is a summary of available-for-sale investments as of December 31, 2007 (in thousands):

	Amortized Cost	Gross Unrealized (Loss)/Gain	Fair Value
Maturities within one year:
Commercial paper	$3,690	$—	$3,690

Total	$3,690	$—	$3,690

Reported as:
Cash and cash equivalents	$3,690	$—	$3,690

Total	$3,690	$—	$3,690

At December 31, 2007, we held one AAA rated security (“auction rate security”) that was purchased for $900,000 and was written down to $0 in the third quarter of 2007 due to the lack of liquidity for this security. For the year ended December 31, 2007, we realized a $355,000 loss on the sale of one corporate debt obligation security.

Our auction rate security is managed by Credit Suisse Securities (USA) LLC, or Credit Suisse. In a letter dated October 2, 2008, Credit Suisse offered to purchase our auction rate security noted above upon the terms and conditions of a tender offer which we accepted. On December 5, 2008, we received and recorded a gain of approximately $900,000 in other income in the consolidated statement of operations. At December 31, 2008, we held no marketable securities.

3. Restructurings

In October 2006, we announced the closure of a former AlgoRx Pharmaceuticals, Inc. office space in Secaucus, New Jersey to further reduce ongoing operational costs. As a result, we incurred a charge of approximately $176,000 primarily related to severance costs for five employees. Also in October 2006, we recorded a charge of approximately $487,000 related to vacating our office space in Secaucus, New Jersey and discontinuing other office equipment operating leases. In September 2007, we recorded an additional charge of $579,000 due to the elimination of any future sublease income, as a result of a worsening of the office rental market in Secaucus, New Jersey. The lease related to this office space expires in July 2009 and the remaining leases related to the office equipment expire in January 2009. At December 31, 2008, the remaining accrued liability related to this sublease of the Secaucus office was approximately $237,000. The following table sets forth the activity in the accrued liability related to exiting the lease of our office space in Secaucus, New Jersey, which is included in other accrued liabilities and other long term liabilities at December 31, 2008 (in thousands):

Exit Costs of New Jersey Office
Accrued liabilities at December 31, 2006	$443
Additional accrual for exit costs of Secaucus office recorded in September 2007	579
Payment against accrued liability	(365)

Accrued liabilities at December 31, 2007	657

Payment against accrued liability	(420)

Accrued liabilities at December 31, 2008	$237

On September 2, 2008, we announced that we were realigning our operations. Accordingly, we reduce our workforce by 21 employees to focus primarily on sales, marketing, late-stage clinical development and outsourced manufacturing. We recorded an expense of $551,000 in severance salaries and other termination-related benefits related to the termination of 21 employees. During the year ended December 31, 2008, we made payments of $478,000 related to the restructuring. At December 31, 2008, we had approximately $73,000 accrued for severance salaries and other termination-related benefits relating to the reduction-in-force.

On November 10, 2008, we provided the Worker Adjustment and Retraining Notification ACT (WARN) notices to 62 employees to inform them that their employment ended on January 9, 2009. Expenses relating to employees receiving the WARN notices was recognized ratability over their period of service.

4. Variable Interest Entity – China Joint Venture (CJV)

In October 2007, we entered into a contract with Wanbang and an individual investor to establish a joint venture, CJV, to develop additional Zingo manufacturing capacity for worldwide supply. In February 2008, we contributed $514,500 to our joint venture with Wanbang in accordance with the cooperative joint venture contract upon approval by the Chinese commerce government authorities, which was received in January 2008. In July 2008, we invested an additional $514,500 in the CJV in accordance with the cooperative joint venture contract. Wanbang and an individual investor contributed $1.1 million to the CJV as of December 31, 2008. We own 49% of the outstanding equity of the CJV.

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

Under the terms of the joint venture agreement, commencing upon receipt of FDA approval for manufacturing Zingo by the CJV through the third anniversary of such approval if the accumulated net profits obtained by Wanbang are less than the actual capital contributions made by Wanbang to the CJV by then, we will reimburse Wanbang for the difference between Wanbang actual capital contribution and Wanbang cumulative third anniversary profits from the U.S. FDA approval date. We could potentially have to pay out a maximum of $1.1 million under this guarantee if the CJV receives FDA approval but does not accumulate any profits within three years of that approval. In November 2008, our board of directors approved the restructuring of our operations including to discontinuance of all Zingo manufacturing and commercial operations (see Note 5 for further detail). We immediately commenced discussions with our CJV partners to wind down the CJV activities and terminate the entity. On December 23, 2008, in cooperation with our partners, the CJV ceased operations and terminated all but one employee as part of our efforts to discontinue the Zingo related activities. Furthermore, Wanbang took control of operating and financial decisions on this date. Given these events, we do not expect the CJV to achieve the necessary approvals to enable Wanbang to be eligible to receive benefit from such a guarantee.

Furthermore, these actions constituted a significant curtailment of the CJV’s activities. In accordance FIN 46R, Consolidation of Variable Interest Entities, this represented a qualified reconsideration event and, effective December 23, 2008, we determined that we are no longer the primary beneficiary of the CJV. Therefore, as of December 23, 2008, we ceased consolidation of the CJV with Anesiva.

As of December 31, 2008, we have accounted for the CJV investment as an equity investment. We believe this equity investment has a fair value of zero based upon the net realizable future value of the asset and our inability to sell our interest in the CJV to another party. We recorded an impairment charge of $393,000 during the year ended December 31, 2008 resulting from the impairment of the investment’s fair value. This amount has been included in the loss from discontinued operations.

5. Assets Held-for-Sale and Discontinued Operations

On November 8, 2008, our board of directors approved the restructuring of our operations to focus on the clinical and commercial development of Adlea, our novel, capsaicin-based product candidate currently in late-stage clinical development for the management of acute pain following orthopedic surgery, and to discontinue Zingo manufacturing and commercial operations as a result of manufacturing challenges and limited market penetration. In connection with the restructuring, we reduced our workforce and eliminating our sales and marketing functions of 23 employees relating to Zingo commercial activities. We offered severance benefits to the terminated employees, and recorded a restructuring charge of approximately $500,000, primarily associated with personnel-related termination costs during the fourth quarter of fiscal 2008. In conjunction with the discontinued Zingo operations, we recorded a charge of approximately $205,000 related to vacating our sales and marketing office space in Conshohocken, Pennsylvania as its primary purpose was to facilitate the Zingo commercial activities. The lease related to this office space expires in November 2009. At December 31, 2008, the remaining accrued liability related to this sublease of the Conshohocken office was approximately $205,000.

Assets related to the discontinued Zingo business are classified as assets held-for-sale when certain criteria are met. In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets, we classified these assets as assets held-for-sale on the consolidated balance sheet as of December 31, 2008, which includes certain raw material used in Zingo, prepaid and other assets, and fixed assets associated to Zingo manufacturing. In addition, since we expect to have no significant or direct involvement in future operations related to these assets after November 8, 2008, the operations related to the Zingo manufacturing and commercial activities, including the CJV, have been presented as discontinued operations. Discontinued operations are reported as a separate component within the consolidated statement of operations outside of loss from continuing operations.

As part of our discontinuance of operations, we are engaging our CJV partners in China to discuss the dissolution of the CJV, which may affect potential partnerships. In addition, our current Zingo partners may seek damages against us as part of their negotiations to modify or terminate any existing agreements.

Since our Zingo assets were classified as asset held-for-sale as of December 31, 2008, we were required to report these assets at the lower of their respective carrying amounts or their fair values less costs to sell. The net book carrying value of the Zingo assets was approximately $20.1 million and, based upon our analysis as of December 31, 2008, the estimated fair value of the Zingo assets was $183,000. The estimated fair value is based on a third party offer, less cost to sell the assets. Therefore, we recognized an asset impairment charge of approximately $19.9 million in manufacturing related costs for our Zingo related assets.

The significant components of our Zingo manufacturing and commercial operations, which were presented as discontinued operations for the years ended December 31, 2008, 2007 and 2006, were as follows:

	Year-ended December 31,
	2008	2007	2006
Operating expenses:
Manufacturing related costs	$26,023	$—	$—
Research and development	11,541	12,399	14,666
Sales and marketing	13,552	9,023	4,865

Total operating expenses	51,116	21,422	19,531

Loss from discontinued operations	$(51,116)	$(21,422)	$(19,531)

Basic and diluted net loss per common share:	$(1.27)	$(0.76)	$(0.95)

Weighted average shares used to compute basic and diluted net loss per common share	40,348,919	28,024,078	20,643,318

Additionally, we reclassified certain non-Zingo related laboratory equipment to asset held-for-sale and ceased the depreciation of these assets as of December 31, 2008. The carrying value of the laboratory equipment was approximately $244,000. We recorded a $210,000 impairment charge against this laboratory equipment as we determined that the carrying value exceeded the fair value of the assets. The $210,000 impairment charge was included in the research and development expense on the consolidated statement of operations for the year ended December 31, 2008.

6. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2008	2007
Raw material	$—	$274
Work-in-process	—	285
Finished goods	—	—

Total	$—	$559

At December 31, 2008, all remaining inventories had been re-classified as asset held-for-sale as part of the discontinuance of the Zingo product. These inventories will not be commercially sold and are being valued as part of the Zingo related group of available for sale assets.

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2008	2007
Leasehold improvements	$11	$274
Computer and office equipment	372	783
Laboratory equipment	—	1,204
Construction-in-process	—	7,408
Manufacturing equipment	—	6,662

	383	16,331
Less accumulated depreciation and amortization	(165)	(1,055)

Property and equipment, net	$218	$15,276

At December 31, 2008, in conjunction with the discontinued operations, we reclassified net book value of approximately $17.1 million of Zingo related equipment and construction-in-process and approximately $244,000 of certain laboratory equipment to assets held-for-sale. In addition, we recorded approximately $128,000 of impairment charges against certain computer and office equipment and leasehold improvements as we determined that the carrying value exceeded the fair value of the assets. The $128,000 impairment charge was included in the general and administrative expense on the consolidated statement of operations for the year ended December 31, 2008.

Depreciation and amortization expense was approximately $1.4 million, $350,000 and $329,000 for the years ended December 31, 2008, 2007 and 2006, respectively. We recorded a gain on disposal of equipment of approximately $151,000 during the year ended December 31, 2007. For the years ended December 31, 2008 and 2006, we disposed certain computer, laboratory equipment and leasehold improvements due to the closure of its Conshohocken, Pennsylvania, Sunnyvale, California and Secaucus, New Jersey offices and recorded a recognized loss on disposal of approximately $165,000 and $267,000, respectively.

8. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Accrued professional fees	$263	$179
License fee accruals	346	—
Restructuring accruals	443	657
Other accrued liabilities	470	2,093

Total	$1,522	$2,929

9. Leases and Commitments

Leases

We lease certain of our facilities under non-cancelable operation leases which generally require us to make minimum lease payments as well as to reimburse maintenance expenses. We entered into a lease agreement in May 2004 for office space in Secaucus, New Jersey under a noncancelable operating lease through July 2009. In January 2005, we entered into an agreement to increase the amount of rented office space in New Jersey and the lease was extended to 2009. In December 2005, we also assumed a lease agreement for office and laboratory space in South San Francisco, California, which expires in November 2010 and a lease agreement for office space in West Conshohocken, Pennsylvania which expires in June 2009. In February 2007, we entered into an agreement to increase the amount of rented office space for the expansion of its sales force in West Conshohocken, Pennsylvania. The future minimum payments for all noncancelable operating leases as of December 31, 2008 are as follows (in thousands):

Year ending December 31,
2009	$2,202
2010	1,605

Total	$3,807

Rent expense under operating leases was approximately $2.2 million, $2.5 million, and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

We have two letters of credit outstanding related to leases as of December 31, 2008, one for approximately $450,000 to secure the lease in South San Francisco, California, one for approximately $112,000 to secure the lease in Secaucus, New Jersey. These letters of credit are secured by our cash and as such are reflected in restricted cash in the accompanying consolidated balance sheets.

Licenses and Related Party

In August 2001, we entered into an agreement with James N. Campbell, M.D., Richard A. Meyer, M.S. and Marco Pappagallo, M.D. to acquire the exclusive, worldwide license to U.S. Patent Application No. 09/041294 (U.S. Patent No. 5,962,532) and all applications and products relating thereto directed to methods and kits for relieving pain using capsaicin as an anesthetic. The technology licensed under the agreement relates to the steps of administering capsaicin for pain reduction that we use in its product Adlea. This license excludes topical application to the skin of capsaicin and analogues. Upon execution of the agreement, the licensees were paid an aggregate up-front license fee of approximately $42,000, granted options for an aggregate of 21,667 shares of common stock of AlgoRx Pharmaceuticals, Inc. and reimbursed for expenses associated with filing, prosecution and maintenance of the patent. Upon its merger with AlgoRx, these stock options were terminated. We are obligated to pay Drs. Campbell and Pappagallo and Mr. Meyer royalties on any future sales of Adlea by us and any of its sublicensees. We are also obligated to pay up to $775,000 in milestone payments under the agreement, of which, as of December 31, 2008 and 2007, we have paid an aggregate of $400,000 and $200,000, respectively. Of the remaining milestone payments, we are obligated to pay $25,000 upon the grant of a Japanese patent using the licensed technology and $350,000 upon approval of the licensed technology for commercial use by the FDA. The license terminates on March 12, 2018, the date of expiration of the patent (U.S. Patent No. 5,962,532), or earlier upon the date of the invalidation of the patent. Our rights under this agreement can be terminated on 10 days’ written notice if we fail to fulfill any material obligation under the agreement and the failure is not cured by us within 180 days of receiving notice of such failure. We can terminate the agreement upon 30 days’ prior notice for any reason or upon 10 days prior notice for the failure of any counterparty to fulfill a material obligation not cured within 90 days of its giving notice of the failure. The license is subject to a license granted by Drs. Campbell and Pappagallo and Mr. Meyer to Johns Hopkins University for non-profit purposes. The license is subject to a sublicense to the inventors for research and development, with no right to commercialization. Dr. Campbell was a member of the Board of the Company from June 29, 2007 to December 19, 2008 and received approximately $105,000 in stock compensation and $12,000 in cash compensation for 2007, of which approximately $10,000 was accrued at December 31, 2007. For the year ended December 31, 2008, Dr. Campbell received approximately $67,000 in stock compensation and $39,000 in cash compensation.

Under all of our license agreements, we could be required to pay up to a total of approximately $800,000 in payments for milestones such as the initiation of clinical trials and the granting of patents. As of December 31, 2008, we incurred approximately $3.1 million of milestone charges, including approximately $1.6 million of cash payments and approximately $1.5 million of stock compensation, for the execution of agreements, patent approvals and the initiation of U.S. clinical trials. Milestone payments will also be due upon the first administration to a subject using licensed technology in a Phase 1 clinical trial, the first administration to a subject using licensed technology in a Phase 3 clinical trial and FDA approval of Adlea in addition to sales milestones and royalties payable on commercial sales if any occur.

In March 2002, we acquired from then PowderJect Research Limited and now PowderMed Limited (“PowderMed”), a wholly-owned subsidiary of Pfizer, Inc., a license to intellectual property consisting of over 150 patents and applications relating to the methods and apparatus for the delivery of powder forms of medications. The technology licensed under this PowderMed agreement includes the technology underlying our Zingo product. The license is exclusive worldwide with respect to products delivered by powder injection into the space between cells under the skin, except for certain immune products and certain products defined as “cytokine drugs” and except for products to which PowderMed retains the exclusive right for delivery in dental procedures to the extracellular space within the oral cavity. In December 2008, we amended our agreement with PowderMed and are no longer subject to paying royalties on any of the direct sales and any sublicense sales. For products other than Zingo resulting from the licensed technology, we are obligated to pay PowderMed royalties on any future direct sales. We also pay royalties on licensing fees, milestone payments, royalty payments, transfer price and other consideration that we receive from any sublicensees, if any. On December 22, 2008, we terminated the Supply Agreement, dated March 22, 2002, originally between AlgoRx Pharmaceuticals, Inc., a wholly-owned subsidiary of Anesiva, and PowderJect Research Limited, now PowderMed for the supply of certain components for our Zingo product.

In October 2004, we licensed the intellectual property underlying 1207 from Bridge Pharma, Inc. In consideration for the license, we paid Bridge Pharma, Inc. an up-front license fee consisting of a cash payment of $1.0 million and the issuance of 160,000 shares of its common stock. Such amounts were expensed during the fourth quarter of 2004. The Company valued the 160,000 shares at approximately $1.5 million based on our determination of the fair value of the common stock at the time of issuance. We have paid Bridge Pharma $200,000 for the commencement of Phase 1 trials in October 2006. The Company terminated the license in September 2007.

Debt

In August 2007, we entered into an equipment loan and security agreement, which was amended on June 24, 2008 (the “GE Loan Agreement”) with General Electric Capital Corporation, GECC, with respect to the financing of laboratory and manufacturing equipment in an amount up to $15.0 million. We borrowed approximately $6.6 million, $4.4 million and $420,000 under the agreement on August 30, 2007, November 30, 2007 and May 30, 2008, respectively. The promissory notes for the three borrowings were repayable over 42 months and carried a fixed interest rate of 9.91% per annum. The first six payments under the promissory notes were interest payments and the next 36 payments are both interest and principal payments. The loan and security agreement contained certain restrictive covenants relating primarily to the financed equipment and additional indebtedness. The loan and security agreement also contained provisions permitting the lender to accelerate the loan if we are in default. On September 30, 2008, we paid the remaining $10.7 million in principal, interest due and prepayment fees under the terms of the GE Loan Agreement. In connection with the debt extinguishment, we recorded a charge of approximately $656,000 for legal costs, termination and penalty fees and unamortized debt discounts.

On September 30, 2008, we entered into a loan and security agreement (the “Oxford Loan Agreement”) with Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation (collectively, the “Lenders”), and Oxford Financial Corporation, as agent, pursuant to which the Lenders agreed to lend us up to $30.0 million. On September 30, 2008, we received an initial $20.0 million pursuant to the terms and conditions set forth in the Oxford Loan Agreement. The remaining $10.0 million under the Oxford Loan Agreement was to become available to us prior to March 31, 2009 upon the achievement of positive Phase 3 data from our product candidate Adlea in either bunionectomy or total knee replacement surgery, and if our company’s average market capitalization were at least $75.0 million for the 10 consecutive business days prior to a drawdown. We paid the Lenders a one-time fee of $300,000 in the aggregate upon the execution of the Oxford Loan Agreement.

Any amounts drawn down under the Oxford Loan Agreement accrue interest at a per annum rate equal to the greater of (i) 12.00% and (ii) the sum of (a) the three-month U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the applicable funding rate, plus (b) 9.21%. Through June 30, 2009, we were required make monthly payments of interest only, at which time we will commence monthly payments of interest and principal. Additionally, any amounts drawn under the Oxford Loan Agreement would become immediately due and payable in full or in part upon (i) an “Event of Default,” which is defined in the Oxford Loan Agreement in a customary way for financings of this type or (ii) the non-achievement of both of the following two milestones by us: (a) we would have received, by no later than June 30, 2009, net proceeds of at least $50.0 million from the issuance and sale of our stock, and (b) our product sales revenue, excluding licensing revenue, for the trailing twelve month period ending on June 30, 2009 were to be equal to or greater than $20.0 million. In addition, the Lenders were issued warrants to purchase an aggregate of up to 1,790,082 shares of our common stock at an exercise price of $1.6759 per share. The estimated fair value of the warrants of $1.9 million was recorded as a debt discount with an offsetting entry to additional paid-in-capital. The warrants expire on the tenth anniversary of the date of the Oxford Loan Agreement.

On November 10, 2008, we repaid approximately $20.1 million in outstanding principal and accrued interest pursuant to the Oxford Loan Agreement with the Lenders as a result of the discontinuance of Zingo manufacturing and commercial operations. On December 5, 2008, we paid the Lenders’ terminal and legal fees of approximately $800,000. In connection with the debt extinguishment, we recorded a charge of approximately $3.1 million for legal costs, termination fees and unamortized debt discounts associated with warrants.

10. License and Distribution Agreements

In December 2007, we entered into an agreement with Medical Futures Inc. whereby we have granted an exclusive license to Medical Futures for the marketing and distribution of Zingo in Canada. Under the terms of the agreement, Medical Futures is responsible for all regulatory filings, marketing, distribution and selling in Canada. Upon regulatory approval in Canada, Medical Futures will purchase Zingo at a transfer price. We received a $50,000 upfront payment which is classified as other accrued liabilities. For the years ended December 31, 2007 and 2008, we recognized an insignificant amount in revenue under this agreement.

In February 2008, as amended in April 2008, we entered into a license agreement with Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. (Sigma-Tau). Under the terms of the agreement, Sigma-Tau is the exclusive distributor of Zingo in Italy, France, Germany, Netherlands, Belgium, Luxembourg certain French-speaking African countries, Liechtenstein, Portugal, Spain and Switzerland. We received a total of $275,000 of upfront payments, which are classified as other accrued liabilities. As of December 31, 2008, we had not recognized any revenue under the license agreement.

In April 2008, we entered into an exclusive license and distribution agreement with Green Vision Company. Under the terms of the agreement, Green Vision is the exclusive distributor of Zingo in Bahrain, Jordan, Kuwait, Lebanon, Oman, Qatar, Saudi Arabia and United Arab Emirates. The agreement provides for an upfront payment, royalty payments, and payments for the achievement of certain sales milestones. We received a $25,000 upfront payment, which is classified as other accrued liabilities. For the year ended December 31, 2008, we recognized an insignificant amount in revenue under this agreement.

In June 2008, we entered into a license agreement for worldwide rights to our NF-kappa B Decoy program to Transcription Factor Therapeutics, Inc. (TFT). Under the terms of the agreement, we will receive a non-refundable upfront licensing fee of $1.7 million and a milestone payment of $500,000 upon the latter of inventory or technology transfer. We may receive substantial milestone payments if additional products are commercialized. In turn, we are required to pay a sublicense fee that is a percentage of the license revenues received from TFT upon receipt of any license payments. As of December 31, 2008, we had not received the upfront license fee or milestone payment under the license agreement.

In July 2008, we entered into an exclusive license and distribution agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s Pharma”). Under the terms of the agreement, Lee’s Pharma is the exclusive distributor of the Zingo product in People’s Republic of China, Hong Kong and Macau. Pursuant to the agreement, we will receive an upfront payment, royalty payments, and payment for the achievement of a milestone. As of December 31, 2008, we had not recognized any revenue under the license agreement and we had not received the upfront payment license fee under the license agreement.

11. Capital Structure

Common Stock

As of December 31, 2008, Anesiva is authorized to issue 100,000,000 shares of common stock. Dividends on common stock will be paid when, and if, declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

In February 2005, we issued 19,684 shares of restricted common stock to employees and two directors, half of which will cliff vest on the anniversary dates of the grant date over a two to three year period. The weighted average fair value of this stock at the time of issuance was $24.72 per share. In February 2007, we issued 127,650 shares of restricted common stock to employees, one-third of which will cliff vest on the anniversary dates of the grant date over a three-year period. The weighted average fair value of this stock at the time of issuance was $7.60 per share. In February 2008, we issued 19,012 shares of restricted common stock to employees, one-third of which will cliff vest on the anniversary dates of the grant date over a three-year period. The weighted average fair value of this stock at the time of issuance was $5.03 per share. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. As a result of these awards, during the year ended December 31, 2008, we recognized approximately $165,000 in compensation expense. These stock awards offer employees the opportunity to earn shares of our stock over time, rather than options that give the employee the right to purchase stock at a set price. If all the remaining restricted stock awards that were granted in 2005, 2007 and 2008 continue to vest, we expect to recognize approximately $31,000, $22,000, and $2,000 in compensation expense during the years ended December 31, 2009, 2010, and 2011, respectively. However, no compensation expense will be recognized for stock awards that do not vest.

As of December 31, 2008, under the terms of the stock purchase agreement with Azimuth Opportunity, Ltd., we had received a total of $4.1 million of cash proceeds from the sale of 617,898 shares of our common stock to Azimuth Opportunity, Ltd. and have approximately $25.9 million available for future draws. On March 2, 2009, we terminated the stock purchase agreement with Azimuth.

We have also granted restricted stock awards and stock options to consultants. We account for stock awards issued to such non-employees in accordance with the provisions of Emerging Issues Task Force, or EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or Issue No. 96-18. Under Issue No. 96-18, stock awards to non-employees are accounted for at their respective fair values using the Black-Scholes option-pricing model unless a more readily determinable fair value is available. The fair value of options granted to non-employees is remeasured during the performance period as the underlying options vest or as milestones are reached. During the year ended December 31, 2008, we granted 7,000 shares of restricted stock and 10,000 of stock options to purchase shares of common stock to one non-employee and recorded approximately $97,000 and $203,000 in stock-based compensation expense, respectively. During the year ended December 31, 2007, we granted 7,000 shares of restricted stock and 17,000 of stock options to purchase shares of common stock to two non-employees and recorded approximately $121,000 and $160,000 in stock-based compensation expense, respectively. During the year ended December 31, 2006, we granted 24,500 shares of restricted stock to three consultants with vesting periods from 110 days to one year and recorded $129,000 in stock-based compensation expense.

Preferred Stock

As of December 31, 2008, the Company was authorized to issue 5,000,000 shares of preferred stock.

Warrant

In February 2004, in connection with AlgoRx’s convertible Series C preferred stock financing transaction, AlgoRx issued a warrant to purchase an aggregate of 692,568 shares of convertible Series C preferred stock at an exercise price of $0.5925 per share to an investment adviser. In conjunction with the merger between Anesiva and AlgoRx, the warrant was converted into the right to purchase an aggregate of 65,212 shares of Anesiva common stock at an exercise price of $6.29 per share. We valued the warrant at $354,000 using the Black-Scholes model and the value of the warrants was recorded in stockholders’ equity. The termination date of this warrant is February 19, 2009. The exercise price and the number of shares of common stock issuable upon exercise of the warrant are subject to adjustment upon the occurrence of any stock dividend or stock split.

In September 2008, in connection with the Oxford Loan Agreement between us and the Lenders, we issued to the Lenders warrants to purchase an aggregate of up to 1,790,082 shares of our common stock at an exercise price of $1.6759 per share. The warrants expire on the September 30, 2018. We valued the warrants at $1.9 million using the Black-Scholes model and the value of the warrants was recorded in stockholders’ equity. On December 5, 2008, we amended the warrant agreements to reduce the aggregate number of shares to be purchased under the warrants from 1,790,082 shares to 1,193,388 shares without changing any other terms of the warrants.

At December 31, 2008, 1,258,600 warrants were outstanding, of which 65,212 were exercisable at $6.29 and 1,193,388 were exercisable at $1.6759 per share. The warrants expire at various dates from February 2009 to September 2018.

Employee Stock Purchase Plan

The Anesiva board of directors adopted the 2003 Employee Stock Purchase Plan (the “Purchase Plan”) in December 2003 and Anesiva’s stockholders approved it in January 2004 to become effective upon the effective date of the registration statement effecting Anesiva’s initial public offering. The Purchase Plan authorizes the issuance of 250,000 post-split shares of common stock pursuant to purchase rights granted to our employees or to employees of any of its affiliates, which amount will be increased on January 1, from 2005 until 2024, by 2% of the number of shares of common stock outstanding on that date or such lesser amount as the board of directors may determine. However, the board of directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date.

Under the Purchase Plan, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of eligibility for enrollment or the date of purchase, whichever is less. Purchases are limited to 15% of each employee’s eligible annual compensation. Under the Purchase Plan, 851,592 shares of common stock are available for future issuance at December 31, 2008.

12. Stock Option Plans

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

As of December 31, 2008, the Company had reserved 7,384,139 shares of common stock for issuance under both the Directors’ Plan and the 2003 Plan.

Common stock options may include a provision whereby the holder, while an employee, director, or consultant, may elect at any time to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Any unvested shares so purchased are subject to repurchase by us at a price equal to the original purchase price of the stock. This right of repurchase will lapse with respect to the option shares, and each optionee shall vest in his or her option shares, as follows: a minimum of 20% of the option shares upon completion of one year of service measured from the vesting commencement date, and the balance of the option shares in a series of successive equal monthly installments upon the optionee’s completion of each of the next 36 months of service thereafter. At December 31, 2008 and 2007, no shares of common stock were acquired through the exercise of options are subject to Anesiva’s right of repurchase, respectively. At December 31, 2006, 459 shares of common stock acquired through the exercise of options are subject to Anesiva’s right of repurchase.

A summary of activity under the 2003 Plan and Directors’ Plan are as follows:

	Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price Per Share
Balances at December 31, 2005	1,618,873	1,630,690	$10.25
Additional shares authorized	1,081,196	—	$—
Options granted	(1,776,250)	1,776,250	$7.49
Options exercised	—	(9,347)	$7.84
Options canceled	552,482	(552,482)	$9.18
Options shares repurchased	607	—	$7.07
Restricted shares issued	(24,500)	—	$—
Restricted shares canceled	375	—	$—

Balances at December 31, 2006	1,452,783	2,845,111	$8.74
Additional shares authorized	1,422,529	—	$—
Options granted	(914,552)	914,552	$7.21
Options exercised	—	(32,412)	$7.43
Options canceled	278,046	(278,046)	$12.18
Restricted shares issued	(166,150)	—	$—
Restricted shares canceled	13,080	—	$—

Balances at December 31, 2007	2,085,736	3,449,205	$8.07
Additional shares authorized	1,785,136	—	$—
Options granted	(2,770,952)	2,770,952	$2.65
Options exercised	—	—	$—
Options canceled	2,477,186	(2,477,186)	$6.83
Restricted shares issued	(29,012)	—	$—
Restricted shares canceled	93,074	—	$—

Balances at December 31, 2008	3,641,168	3,742,971	$4.87

The following table summarizes information about stock options for Anesiva common stock outstanding at December 31, 2008:

	Options Outstanding
		Year Ended December 31, 2008
	Weighted-Avg. Exercise Price	Number of Outstanding	Weighted- Avg. Remaining Contractual Life	Options Vested
Exercise Prices
$0.09—$.96	$0.53	896,200	7.92	—
$0.97—$5.03	$3.51	1,301,228	6.04	226,477
$5.04—$7.46	$7.15	824,582	2.03	621,938
$7.47—$64.48	$10.15	720,961	2.98	632,604

	$4.87	3,742,971	5.01	1,481,019

As of December 31, 2008, there were 10,000 options issued outside of the plans with a weighted-average exercise price of $4.80 per share. During the year ended December 31, 2007, 20,000 and 10,000 options issued outside of the plan were canceled and exercised, respectively. During the year ended December 31, 2008, the Company granted 7,000 stock options to a consultant at a price $3.97 per share, the fair value of common stock at the date of issuance, none of which were exercised. During the years ended December 31, 2007, we granted 17,000 stock options to consultants at a price range of $6.97 to $7.20 per share, the fair value of common stock at the date of issuance, none of which were exercised.

13. Employee Benefit Plan

The Company has one defined contribution 401(k) plan available to employees, the Anesiva retirement and Savings Plan. Employee contributions under both plans are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. For the year ended December 31, 2008 and 2007, our contributions to the Anesiva retirement and Savings Plan were approximately $342,000 and $273,000, respectively. For the year ended December 31, 2008 and 2007, we matched $0.50 on each dollar of employee contribution to a maximum of $3,500 capped at 17% of an employee annual compensation.

14. Income Taxes

As of December 31, 2008 and 2007, we had deferred tax assets of approximately $88.8 million and $46.9 million, respectively. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance at December 31, 2008 and 2007. The valuation allowance increased by approximately $41.9 million, decreased by $81.2 million and increased by $18.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to net operating loss carryforwards. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$63,663	$32,837
Research credits	3,424	1,311
Deferred stock compensation	11,876	11,692
Other temporary differences	9,837	1,070

Total gross deferred tax assets	88,800	46,910
Valuation allowance	(88,800)	(46,910)

Net deferred tax assets	$—	$—

As of December 31, 2008, we had federal net operating loss carryforwards and research carryforwards for federal income tax purposes of approximately $162.2 million and approximately $2.0 million which expire beginning in the year 2018. As of December 31, 2008, we had state net operating loss carryforwards and research carryforwards of approximately $119.9 million and $6.0 million. The state net operating losses start to expire in 2012 and the research carryforwards have no expiration date.

Utilization of the net operating loss carryforwards and credit carryforwards may be subject to a substantial annual limitation due to the limitations set forth in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company concluded a detailed analysis to determine whether ownership changes under Section 382 of the Internal Revenue Code have occurred in the Company and its predecessor entities, AlgoRx Pharmaceutical, Inc. and Corgentech Inc. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards and credit carryforwards attributable to periods before the change. The Company concluded that approximately $230.6 million and $10.3 million in federal net operating loss carryforwards and credit carryforwards and approximately $216.0 million and $7.7 million in state net operating loss carryforwards are significantly limited to offset future taxable income, if any.

The Company had unrecognized tax benefit of approximately $2.0 million and $3.5 million as of December 31, 2007 and 2008, respectively, all of which is offset by a full valuation allowance. These unrecognized tax benefits, if recognized, would affect the effective tax rate. There was no interest or penalties accrued at the adoption date and at December 31, 2007 and 2008.

The Company files income tax returns in the US federal jurisdiction and California tax jurisdictions. The tax years 1997 to 2008 remain open to examination by the US and state tax authorities.

A reconciliation of the change in the unrecognized tax benefit balance from January 1, 2007 to December 31, 2008 is as follows (in thousands):

Federal and State Tax
Balance as of January 1, 2007	$1,275

Additions for tax positions related to current year	699
Additions for tax positions related to prior years	—

Balance as of December 31, 2007	$1,974

Additions for tax positions related to current year	1,501
Additions for tax positions related to prior years	—

Balance at December 31, 2008	3,475
Less: unrecognized tax benefits attributable to temporary items included above	—

Total unrecognized tax benefits as of December 31, 2008, if recognized, would impact the effective tax rate	$3,475

15. Loss Per Share

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share:

	For the year ended December 31,
	2008	2007	2006
Numerator for basic and diluted net loss per share:
Net loss from continuing operations	$(52,097)	$(37,860)	$(36,036)

Net loss from discontinued operations	$(51,116)	$(21,422)	$(19,531)

Net loss	$(103,213)	$(59,282)	$(55,567)

Denominator for basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	40,348,919	28,024,289	20,648,878
Less: weighted-average shares subject to repurchase	—	(211)	(5,560)

Weighted-average shares used in computing basic and diluted net loss per share	40,348,919	28,024,078	20,643,318

Basic and diluted net loss per share
Continuing operations	$(1.29)	$(1.36)	$(1.74)

Discontinued operations	$(1.27)	$(0.76)	$(0.95)

Basic and diluted net loss per share	$(2.56)	$(2.12)	$(2.69)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period. Restricted stock that is not yet vested is included as dilutive common share equivalents because we consider such securities as the equivalent of stock options.

	Year ended December 31,
	2008	2007	2006
Restricted stock	27,370	152,320	26,061
Warrants	1,258,600	65,212	65,212
Plan Options	3,742,971	3,449,205	2,845,111
Out of Plan Options	10,000	10,000	40,000

Total	5,038,941	3,676,737	2,976,384

Shares Reserved for Issuance

The Company has reserved shares of common stock for future issuance at December 31, 2008 as follows:

Options outside plans	10,000
2003 Plan and Director’s Plan	7,384,139
Warrant	1,258,600
Purchase Plan	851,592

Total	9,504,331

16. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands)
2008
Contract revenues	$1	$302	$1	$—
Research and development(1)	9,374	10,598	9,860	6,354
General and administrative(1)	4,249	4,278	2,801	1,675
Loss from debt extinguishment	—	—	(656)	(3,053)
Loss before discontinued operations(1)	(13,365)	(14,633)	(13,372)	(10,727)
Loss from discontinued operations(1)	(8,218)	(7,226)	(9,498)	(26,174)
Net loss	(21,583)	(21,859)	(22,870)	(36,901)

Basic and diluted net loss per common share:
Continuing operations	$(0.33)	$(0.36)	$(0.33)	$(0.27)
Discontinued operations	$(0.20)	$(0.18)	$(0.24)	$(0.65)
Basic and diluted net loss per common share	$(0.53)	$(0.54)	$(0.57)	$(0.92)

2007
Contract revenues	$—	$—	$50	$1
Research and development(1)	4,146	4,603	6,885	7,627
General and administrative(1)	4,207	4,229	4,171	4,092
Loss before discontinued operations(1)	(7,315)	(8,013)	(11,146)	(11,386)
Loss from discontinued operations(1)	(4,363)	(5,825)	(4,911)	(6,323)
Net loss	(11,678)	(13,838)	(16,057)	(17,709)

Basic and diluted net loss per common share:
Continuing operations	$(0.27)	$(0.29)	$(0.40)	$(0.40)
Discontinued operations	$(0.16)	$(0.22)	$(0.18)	$(0.20)
Basic and diluted net loss per common share	$(0.43)	$(0.51)	$(0.58)	$(0.60)

(1)	Reflects adjustments made as a result of the discontinued operations relating to the Zingo manufacturing and commercial activities announced in November 2008 (see Note 5 for further details).

17. Subsequent Events

Debt

On January 20, 2009, we entered into a securities purchase agreement (the “Investor Agreement”) with Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP (each an “Investor” and together the “Investors”), where we agreed to sell and issue securities (each a “Security” and together the “Securities”) for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Agreement. The Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of seven percent per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Securities, plus all accrued but unpaid interest. Unless we pay the principal back early under the terms of the Agreement or it is accelerated because of a default, we will pay the outstanding principal and accrued but unpaid interest at any time at the request of a certain majority of the Investors on or after July 20, 2009. Under the terms and conditions set forth in the Agreement, we received an initial $3.0 million on January 20, 2009, and we requested and received a second tranche of $2.0 million on March 3, 2009. We have requested the final tranche of $2.0 million under the Investor Agreement to be received before April 1, 2009.

Additional amounts under the Investor Agreement may become available to us at any time prior to April 1, 2009 upon the request our board of directors of the Company provided that: (1) the amount requested does not exceed $2.0 million for each subsequent closing; (2) we do not request more than two subsequent closings; and (3) the request for a subsequent closing is approved in writing by the Investors holding, at any time, at least sixty percent (60%) of the aggregate unpaid principal of the then outstanding Securities purchased pursuant to the Investor Agreement. We may not be able to access the remaining $2.0 million under this facility if the request is not approved by the Investors.

Common Stock

On March 2, 2009, we terminated the stock purchase agreement with Azimuth.

Legal Proceedings

We are a party to various legal proceedings incident to the normal course of business. Management believes that adverse decisions in any pending or threatened proceedings could have a material effect on our financial position, results of operations or cash flows.

On January 5, 2009, Pacific Die Cut Industries, Inc. (PDCI) filed a lawsuit against us in the Alameda County Superior Court for an amount of approximately $140,000. The lawsuit related to services provided by PDCI to us. On February 13, 2009, we settled this litigation with PDCI. Pursuant to the settlement agreement, we paid PDCI an amount lower than their claim to settle all claims between PDCI and Anesiva. The litigation has been fully resolved and dismissed and the settlement will not have a material effect on our operating results in 2009.

On December 23, 2008, 500 Plaza Drive Corporation (500 Plaza) exercised a termination right under our lease for our facility in Secaucus, New Jersey, to terminate the lease effective December 28, 2008 due to non-payment of December, 2008 rent. On January 5, 2009, 500 Plaza filed a summary dispossess action against us in the Superior Court of New Jersey, Special Civil Part, in Hudson County, New Jersey. The summary dispossess action sought a ruling to remove us from the office space at 500 Plaza Drive and pay nominal attorneys fees. On February 9, 2009, a default judgment was issued against us and we no longer have possession of the Secaucus facility. After termination of the lease, 500 Plaza drew down on the security deposit in the form of a letter of credit for their benefit in the amount of approximately $112,000. On March 9, 2009, 500 Plaza served a further complaint seeking more than $242,200 for amounts allegedly due under the terminated lease. We are unable to predict the outcome of this litigation at this time.

On January 16, 2009, Maria Monshaw initiated legal proceedings against us in U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges breach of contract and non-payment of consulting services and business expenses totaling approximately $136,000 as well as interest and legal costs. No trial date has been set for these proceedings and we are unable to predict the outcome of these proceedings.

On March 17, 2009, Andrew Lambert, an alleged stockholder, served a derivative complaint filed in the Court of Chancery of the State of Delaware on us, purportedly on behalf of Anesiva, against Anesiva, Anesiva’s chief executive officer, certain members of Anesiva’s board of directors and certain stockholders of Anesiva affiliated with the directors relating to the financing transaction we completed in January 2009. On January 20, 2009, we entered into a securities purchase agreement (the “Investor Agreement”) with Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP (each an “Investor” and together the “Investors”), where we agreed to sell and issue securities for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The complaint alleges, among other things, that the defendants breached their fiduciary duties by causing Anesiva to enter into the Investor Agreement. The plaintiff is seeking, among other things, a judgment voiding provisions of the Investor Agreement that require us to pay the investors who are party to the Investor Agreement seven times the amount of the outstanding principal amount of the securities purchased in the financing in the event of a change of control. We are unable to predict the outcome of this litigation at this time.

On March 19, 2009, Sheryl Gluck, an alleged stockholder, filed a derivative complaint in the Court of Chancery of the State of Delaware, purportedly on behalf of Anesiva, against Anesiva, Anesiva’s chief executive officer, certain members of Anesiva’s board of directors and certain stockholders of Anesiva affiliated with the directors relating to the financing transaction we completed in January 2009. On January 20, 2009, we entered into a securities purchase agreement (the “Investor Agreement”) with Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP (each an “Investor” and together the “Investors”), where we agreed to sell and issue securities for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The complaint alleges, among other things, that the defendants breached their fiduciary duties by causing Anesiva to enter into the Investor Agreement. The plaintiff is seeking, among other things, a judgment voiding provisions of the Investor Agreement that require us to pay the investors who are party to the Investor Agreement seven times the amount of the outstanding principal amount of the securities purchased in the financing in the event of a change of control. We are unable to predict the outcome of this litigation at this time.

    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2009.

ANESIVA, INC.

By:	/s/ Michael L. Kranda
Michael L. Kranda
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael L. Kranda	Chief Executive Officer and Director (Principal Executive Officer)	03/25/2009
Michael L. Kranda

/s/ John H. Tran	Vice President, Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)	03/25/2009
John H. Tran

/s/ Rodney A. Ferguson	Director	03/25/2009
Rodney A. Ferguson, Ph.D.

/s/ John F. Hamilton	Director	03/25/2009
John F. Hamilton

/s/ Daniel S. Janney	Director	03/25/2009
Daniel S. Janney

/s/ Arnold L. Oronsky	Director	03/25/2009
Arnold L. Oronsky, Ph.D.

/s/ Michael F. Powell	Director	03/25/2009
Michael F. Powell, Ph.D.

EXHIBIT INDEX

Exhibit Number	Description of Document
1.1(1)	Agreement and Plan of Merger among Corgentech Inc., Element Acquisition Corp. and AlgoRx Pharmaceuticals, Inc. dated September 23, 2005.

3.1	Amended and Restated Certificate of Incorporation, dated February 18, 2004.

3.2(33)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 15, 2005.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 21, 2006.

3.4(4)	Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2(5)	Specimen stock certificate.

4.3(25)	Form of Warrant to purchase shares of common stock of Anesiva, Inc.

4.4	Form of Amendment to Form of Warrant to purchase shares of common stock of Anesiva, Inc.

4.5(30)	Form of Security.

4.6(31)	Registration Rights Agreement, dated September 30, 2008, by and among Anesiva, Inc., Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation.

10.1(6)*	2003 Equity Incentive Plan.

10.2(7)*	2003 Non-Employee Directors’ Stock Option Plan.

10.3(5)*	2003 Employee Stock Purchase Plan.

10.4(5)	Lease Agreement, dated March 16, 2000, between Gateway Center, LLC and Corgentech Inc.

10.5(5)	Sublease, dated March 11, 2002, between Michael Gurfinkel and Corgentech Inc.

10.6(5)	Sublease, dated May 15, 2003, between Coulter Pharmaceuticals, Inc. and Corgentech Inc.

10.7(5)	Lease, dated November 7, 1997, between Coulter Pharmaceuticals, Inc. and HMS Gateway Office L.P., as amended by the First Amendment to Lease Agreement, dated November 10, 1998, and Second Amendment to Lease Agreement, dated May 19, 2000.

10.8	Reserved.

10.9	Reserved.

10.10	Reserved.

10.11(5)	Master Security Agreement, dated February 3, 2003, between GE Capital Corporation and Corgentech Inc., as amended.

10.12(6)	Amended and Restated Investor Rights Agreement, dated October 10, 2003.

10.13(5)	Form of Indemnity Agreement.

10.14(5)*	Employment Letter, dated November 29, 1999, with John P. McLaughlin.

10.15	Reserved.

Exhibit Number	Description of Document
10.16	Reserved.

10.17(5)*	Termination of Preemptive Rights and Registration Rights Agreement, dated May 17, 2002, between John P. McLaughlin and Corgentech Inc.

10.18(5)*	Employment Letter, dated August 18, 2000, with Leslie M. McEvoy.

10.19(5)*	Promissory Note, dated June 28, 2001, issued by Leslie M. McEvoy to Corgentech Inc.

10.20	Reserved.

10.21(5)*	Letter Agreement, dated June 30, 2001, with Leslie M. McEvoy.

10.22	Reserved.

10.23(5)*	Stock Pledge Agreement, dated August 28, 2001, with Leslie M. McEvoy.

10.24(5)*	Employment Letter, dated October 18, 2001, with Richard P. Powers.

10.25(5)*	Promissory Note, dated December 20, 2001, issued by Richard P. Powers to Corgentech Inc.

10.26(5)*	Stock Pledge Agreement, dated December 20, 2001, with Richard P. Powers.

10.27(8)*	Employment Agreement with Ronald M. Burch, dated December 6, 2005 and effective December 15, 2005.

10.28(5)*	Employment Letter, dated July 2, 2002, with James Z. Huang.

10.29(5)*	Letter Agreement, dated October 11, 2002, with James Z. Huang.

10.30(5)*	Promissory Note, dated October 11, 2002, issued by James Z. Huang to Corgentech Inc.

10.31(5)*	Stock Pledge Agreement, dated October 11, 2002, with James Z Huang.

10.32(9)*	Employment Letter, dated April 30, 2004, with Patrick Broderick.

10.33(10)*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2003 Equity Incentive Plan.

10.34(11)*	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Equity Incentive Plan.

10.35(12)*	Form of Grant Notice and Stock Option Agreement for the 2003 Non-Employee Directors’ Stock Option Plan.

10.36(13)	Non-employee director cash compensation arrangement.

10.37(14)	Escrow Agreement, dated December 15, 2005 between Corgentech Inc. and Mellon Investor Services.

10.38(15)	Lease Agreement dated August 27, 1997, by and between AlgoRx Technologies, Inc. (formerly PowderJect Technologies, Inc.) and John Arrillaga, or his Successor Trustee, UTA dated 07/20/77 (the John Arrillaga Survivor’s Trust) as amended and Richard T. Peery, Trustee, or his Successor Trustee, UTA 7/20/77 (Richard T. Peery Separate Property Trust) as amended (Exhibit 10.8 to File No. 333-120757).

10.39(15)	Lease dated May 10, 2004, between AlgoRx Pharmaceuticals, Inc. and 500 Plaza Drive Corp. (exhibit 10.9 to File No. 333-120757).

10.41(15)	License Agreement entered into as of August 28, 2001, among AlgoRx Pharmaceuticals, Inc. and James N. Campbell, M.D., Richard Meyer, M.S. and Marco Pappagallo, M.D. (exhibit 10.10 to File No. 333-120757).

Exhibit Number	Description of Document
10.42(15)	License Agreement entered into as of August 28, 2001, between AlgoRx Pharmaceuticals, Inc. and Marco Pappagallo, M.D. (Exhibit 10.11 to File No. 333-120757).

10.43(15)††	License Agreement entered into as of March 22, 2002, by and between AlgoRx Pharmaceuticals, Inc. and PowderJect Research Limited (Exhibit 10.12 to File Number 333-120757).

10.44(15)††	First Amendment to License Agreement entered into as of July 7, 2003, between AlgoRx Pharmaceuticals, Inc. and PowderJect Research Limited (Exhibit 10.13 to File No. 333-120757).

10.45(15)	Assignment, Assumption and Consent Agreement made as of May 14, 2004, by and among PowderMed Limited, PowderJect Research Limited, PowderJect Technologies Limited, AlgoRx Pharmaceuticals, Inc. and AlgoRx Technologies, Inc. (Exhibit 10.14 to File No. 333-120757).

10.46(15)	Letter Agreement entered into as of September 30, 2004, between AlgoRx Pharmaceuticals, Inc. and PowderJect Research Limited (Exhibit 10.15 to File No. 333-120757).

10.47(15)††	Supply Agreement entered into as of March 22, 2002, between AlgoRx Pharmaceuticals, Inc. and PowderJect Research Ltd. (Exhibit 10.16 to File No. 333-120757).

10.48(15)††	First Amendment to Supply Agreement entered into as of July 7, 2003, between AlgoRx Pharmaceuticals, Inc. and PowderJect Technologies Limited (Exhibit 10.17 to File No. 333-120757).

10.49(15)††	Collaboration, Development and License Agreement made as of October 28, 2004, between AlgoRx Pharmaceuticals, Inc. and Bridge Pharma, Inc. (Exhibit 10.18 to File No. 333-120757).

10.50(15)	Lease Modification Agreement dated January 17, 2005 between AlgoRx Pharmaceuticals, Inc. and 500 Plaza Drive Corp. (Exhibit 10.20 to File No. 333-120757).

10.51(15)	Lease dated January 12, 2005 between AlgoRx Pharmaceuticals, Inc. and Sunnyvale Village Associates (Exhibit 10.21 to File No. 333-120757).

10.52(3)††	Letter Agreement, dated May 20, 2006, between Mikron Corporation and Anesiva, Inc.

10.53(16)	Sublease Extension, dated August 17, 2006, by and among the Registrant and GlaxoSmithKline plc, as Successor in Interest to Coulter Pharmaceuticals.

10.54(17)†	Loan and Security Agreement, dated August 30, 2007, by and among the Registrant and General Electric Capital Corporation.

10.55(17)†	Promissory Note, dated August 30, 2007, issued to General Electric Capital Corporation.

10.56(33)††	Promotional Agreement, dated October 9, 2007, by Anesiva, Inc. and Sagent Pharmaceuticals, Inc.

10.57(33)††	Cooperative Joint Venture Contract, dated October 11, 2007, by Anesiva, Inc. and Lau,Yat Ming and Wanbang Biopharmaceutical Co. Ltd.

10.58(20)*	Executive Change in Control and Severance Benefit Plan, as amended.

10.59(19)	Common Stock Purchase Agreement, dated June 19, 2006, between Corgentech Inc., and Aximuth Opportunity Ltd.

10.60(21)	Amendment No.1 to the Common Stock Purchase Agreement entered into as of March 24, 2008, by and between Anesiva and Azimuth Opportunity Ltd. (Exhibit 10.60 to File No. 000-50573).

10.61†(22)	License Agreement entered into as of February 4, 2008, by and between Anesiva and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. (“Sigma-Tau”). (Exhibit 10.61 to File No. 000-50573).

Exhibit Number	Description of Document
10.62†(22)	Amendment to the License Agreement entered into as of April 15, 2008 by and between Anesiva and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. (“Sigma-Tau”). (Exhibit 10.62 to File No. 000-50573).

10.63†(22)	License and Distribution Agreement entered into as of April 24, 2008, by and between Anesiva and Green Vision Company (Exhibit 10.63 to File No. 000-50573).

10.64(23)*	Offer Letter between Anesiva and Michael Kranda entered into as of June 16, 2008 (Exhibit 10.64 to File No. 000-50573).

10.65(23)*	Separation and Consulting Agreement between Anesiva and John P. McLaughlin entered into as of June 13, 2008 (Exhibit 10.65 to File No. 000-50573).

10.66(24)	First Amendment to Equipment Loan and Security Agreement and Waiver entered into as of June 24, 2008, by Anesiva and General Electric Capital Corporation (Exhibit 10.66 to File No. 000-50573).

10.67(32)†	License and Distribution Agreement entered into as of July 21, 2008, by and between Anesiva and Lee’s Pharmaceutical (HK) Limited (Exhibit 10.67 to File No. 000-50573).

10.68(26)*	Separation and Consulting Agreement between Anesiva, Inc. and John X. Regan, dated September 2, 2008 (Exhibit 10.68 to File No. 000-50573).

10.69(26)*	Offer Letter between Anesiva, Inc. and William C. Houghton, M.D., dated July 9, 2008 (Exhibit 10.69 to File No. 000-50573).

10.70(25)	Loan and Security Agreement, dated September 30, 2008, by and among Anesiva, Inc., Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation (Exhibit 10.70 to File No. 000-50573).

10.71	Letter Agreement, dated November 10, 2008, by and among Anesiva, Inc., Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation

10.72(25)	Letter Agreement, dated September 30, 2008, by and between Anesiva, Inc. and General Electric Capital Finance Corporation.

10.73(27)*	Separation Agreement between Anesiva, Inc, and Nancy E. Donahue, dated November 10, 2008.

10.74	Termination Agreement between Anesiva, Inc. and PowderMed, Ltd, effective as of December 18, 2008.

10.75(28)	Securities Purchase Agreement, dated January 20, 2009, by and among Anesiva, Inc., Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP.

10.76*	Amendment to Offer Letter, dated June 16, 2008 between Anesiva and Michael L. Kranda entered into as of March 24, 2009.

10.77(29)*	Separation and Consulting Agreement between Anesiva, Inc. and Jean-Frédéric Viret, dated February 18, 2009.

10.78*	Amendment to Offer Letter, dated July 9, 2008 between Anesiva and William C. Houghton entered into as of March 24, 2009.

10.79*	Amendment to Offer Letter, dated July 9, 2008 between Anesiva and William C. Houghton entered into as of November 19, 2008.

10.80*	Offer Letter Agreement between Anesiva and John H. Tran, dated March 23, 2009.

Exhibit Number	Description of Document
10.81*	Amendment to Offer Letter, dated November 21, 2002 between Anesiva and Jean-Frédéric Viret entered into as of November 18, 2008.

10.82*	Amendment to Offer Letter, dated June 16, 2008 between Anesiva and Michael L. Kranda entered into as of November 19, 2008.

10.83*	Retention Bonus Letter between Anesiva and Michael L. Kranda, dated February 25, 2009.

10.84*	Retention Bonus Letter between Anesiva and William C. Houghton, dated February 25, 2009.

10.85*	Retention Bonus Letter between Anesiva and John H. Tran, dated February 25, 2009.

10.86*	Retention Bonus Arrangements.

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on signature page).

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2**	Certification of Vice President, Finance, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as Exhibit 1.1 to our Current Report on Form 8-K, (File No. 000-50573), dated September 26, 2005, filed on September 26, 2005 and incorporated by reference herein.
(2)	Filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed on December 4, 2003, and incorporated by reference herein.
(3)	Filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q (File No. 000-50573), for the quarter ended June 30, 2006, filed on August 10, 2006, and incorporated by reference herein.
(4)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-50573), filed on February 11, 2008, and incorporated by reference herein.
(5)	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed on December 4, 2003, and incorporated by reference herein.
(6)	Filed as Exhibit 10.48 to our Current Report on Form 8-K (File No. 000-50573), dated December 15, 2005, filed on December 16, 2005, and incorporated by reference herein.
(7)	Filed as Exhibit 10.49 to our Current Report on Form 8-K (File No. 000-50573), dated December 15, 2005, filed on December 16, 2005, and incorporated by reference herein.
(8)	Filed as Exhibit 10.50 to our Current Report on Form 8-K (File No. 000-50573), dated December 15, 2005, filed on December 16, 2005, and incorporated by reference herein.
(9)	Filed as Exhibit 10.32 to our Quarterly Report on Form 10-Q (File No. 000-50573), for the quarter ended June 30, 2004, filed on August 12, 2004, and incorporated by reference herein.
(10)	Filed as Exhibit 10.35 to our Report on Form 8-K (File No. 000-50573), dated December 15, 2005, filed on December 16, 2005, and incorporated by reference herein.

(11)	Filed as Exhibit 10.36 to our Current Report on Form 8-K (File No. 000-50573), dated December 15, 2005, filed on February 24, 2005, and as amended as filed as Exhibit 99.1 to our Report on Form 8-K, filed on February 9, 2007, and incorporated by reference herein.
(12)	Filed as Exhibit 10.37 to our Current Report on Form 8-K (File No. 000-50573), dated December 15, 2005, filed on December 16, 2005, and incorporated by reference herein.
(13)	Filed as Exhibit 10.38 to our Annual Report on Form 10-K, as amended (File No. 000-50573), for the year ended December 31, 2004, filed on March 22, 2005, and incorporated by reference herein.
(14)	Filed as Exhibit 2.4 to InterWest Partners VIII, LP’s Schedule 13D (File No. 005-79795), filed on December 27, 2005, and incorporated by reference herein.
(15)	Filed as an exhibit under the number indicated to AlgoRx Pharmaceuticals, Inc.’s Registration Statement on Form S-1, as amended (File No. 333-120757), filed on November 24, 2004, and incorporated by reference herein.
(16)	Filed as the like numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), dated August 17, 2006, filed on August 23, 2006, and incorporated by reference herein.
(17)	Filed as the liked-numbered exhibit to our Current Report of Form 8-K, filed with the SEC on September 6, 2007, and incorporated herein by reference.
(18)	Filed as Exhibit 10.44 to our Quarterly Report on Form 10-Q (File No. 000-50573), for the quarter ended June 30, 2005, filed on August 4, 2005, and incorporated by reference herein.
(19)	Filed as Exhibit 99.2 to our Current Report on Form 8-K (File No. 000-50573), dated June 19, 2006, filed on June 20, 2006, and incorporated by reference herein.
(20)	Filed as Exhibit 10.76 to our Current Report on Form 8-K (File No. 000-50573), filed on January 23, 2009, and incorporated by reference herein
(21)	Filed the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on March 25, 2008, and incorporated by reference herein.
(22)	Filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573), filed on May 8, 2008, and incorporated by reference herein.
(23)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on June 19, 2008, and incorporated by reference herein.
(24)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on June 26, 2008, and incorporated by reference herein.
(25)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on October 6, 2008, and incorporated by reference herein.
(26)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on September 3, 2008, and incorporated by reference herein.
(27)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on November 14, 2008, and incorporated by reference herein.
(28)	Filed as Exhibit 10.74 to our Current Report on Form 8-K (File No. 000-50573), filed on January 23, 2009, and incorporated by reference herein.
(29)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on February 19, 2009, and incorporated by reference herein.
(30)	Filed as Exhibit 10.75 to our Current Report on Form 8-K (File No. 000-50573), filed on January 23, 2009, and incorporated by reference herein.
(31)	Filed as Exhibit 10.71 to our Current Report on Form 8-K (File No. 000-50573), filed on October 6, 2008, and incorporated by reference herein.
(32)	Filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573), filed on August 11, 2008, and incorporated by reference herein.
(33)	Filed as the like numbered exhibit to our Annual Report on Form 10-K (File No. 000-50573), filed on March 14, 2008, and incorporated by reference herein.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
††	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
*	Management contract, compensatory plan or arrangement.
**	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.