Form 10-Q
period 2009-03-31
ANESIVA, INC.
filed 2009-05-15
CIK 1131517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NO. 000-50573

Anesiva, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0503399
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

400 Oyster Point, Suite 502

South San Francisco, California 94080

(650) 624-9600

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares outstanding of the Registrant’s common stock as of April 30, 2009 was 40,452,353.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Anesiva, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$315	$658
Prepaid expenses and other current assets	832	1,021
Restricted cash	—	589
Assets held-for-sale	191	217

Total current assets	1,338	2,485
Property, plant and equipment, net	155	218
Other assets	336	350

Total assets	$1,829	$3,053

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,851	$8,016
Accrued clinical trial liabilities	423	1,218
Accrued compensation	175	297
Other accrued liabilities	3,694	1,522
Debt obligations	4,765	—

Total current liabilities	15,908	11,053
Other long-term liabilities	1,228	—
Commitments
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000 shares authorized	—	—
Common stock, $0.001 par value; 100,000 shares authorized at March 31, 2009 and December 31, 2008; 40,451 and 40,469 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	41	41
Additional paid-in capital	304,212	303,937
Accumulated deficit	(319,560)	(311,978)

Total stockholders’ equity (deficit)	(15,307)	(8,000)

Total liabilities and stockholders’ equity (deficit)	$1,829	$3,053

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	For the three months ended March 31,
	2009	2008
Contract revenues	$—	$1
Operating expenses:
Research and development	1,855	9,374
General and administrative	5,665	4,249

Total operating expenses	7,520	13,623

Loss from operations	(7,520)	(13,622)
Gain on sale of assets	65	—
Interest and other expense	(51)	(283)
Interest and other income	3	531

Loss before discontinued operations	(7,503)	(13,374)
Loss from discontinued operations	(80)	(8,209)

Net loss	$(7,583)	$(21,583)

Basic and diluted net loss per common share:
Continuing operations	$(0.19)	$(0.34)
Discontinuing operations	$(0.00)	$(0.20)

Basic and diluted net loss per common share	$(0.19)	$(0.54)

Weighted average shares used to compute basic and diluted net loss per common share	40,444	40,269

See accompanying notes to condensed consolidated financials statements.

Anesiva, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the three months ended March 31,
	2009	2008
Net loss	$(7,583)	$(21,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in loss of the CJV	—	(9)
Depreciation and amortization	46	290
Stock-based compensation	275	1,562
Interest expense	51	10
Gain on disposal of assets	(65)
Changes in assets and liabilities:
Prepaid expenses and other current assets	681	57
Inventories	—	(1,025)
Other assets	—	14
Accounts payable	(1,165)	5
Accrued clinical trial liabilities	(795)	319
Accrued compensation	(121)	(510)
Other accrued liabilities	3,114	109

Net cash used in operating activities	(5,562)	(20,761)

Investing activities
Cash from consolidation of the CJV	—	546
Purchases of property, plant and equipment	—	(631)
Proceeds from disposal of equipment	219	—

Net cash provided by (used in) investing activities	219	(85)

Financing activities
Repayment of equipment loans and capital lease obligations	—	(158)
Proceeds from issuance of common stock	—	198
Proceeds from term loans	5,000	—

Net cash provided by financing activities	5,000	40

Net decrease in cash and cash equivalents	(343)	(20,806)
Effect of foreign exchange rates on cash and cash equivalents	—	9
Cash and cash equivalents at beginning of period	658	90,840

Cash and cash equivalents at end of period	$315	$70,043

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

1. Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

Anesiva, Inc. (“we” or “Anesiva” or the “Company”) was incorporated on January 19, 1999 in Delaware. We are a biopharmaceutical company focused on the development and commercialization of novel therapeutic treatments for pain management.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred recurring operating losses and negative cash flows from operations. At March 31, 2009, the Company has a negative working capital and a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company will be required to significantly reduce its research, development, and administrative operations, including further reduction of its employee base, or the Company may be required to cease operations completely, or liquidate in order to offset the lack of available funding. The 2009 and 2008 financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuance as a going concern is dependent on our future profitability and on the on-going support of our shareholders, affiliates and creditors and our future product commercialization and profitability. In order to mitigate the going concern issues, we are actively pursuing business partnerships, managing our continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements.

We believe that our existing cash and cash equivalents, including amounts received subsequent to March 31, 2009, will be sufficient to fund our activities through May 2009. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development or we may need to cease operations completely, or liquidate. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidate we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

Our capital requirements depend on numerous factors, including: our ability to continue implementing our restructuring plan, our management of continuing operations, completion of our clinical development plan and whether we determine to pursue other indications for Adlea. Our announcement that we have discontinued Zingo manufacturing and commercial operations and that the ACTIVE-1 Phase 3 clinical trial evaluating Adlea for use in bunionectomy surgeries did not meet its primary end point have significantly depressed our stock price and severely impaired our ability to raise additional funds. It could be difficult or impossible for us to raise additional capital.

If we do proceed with raising funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. As a consequence if we are unable to obtain any additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned development and commercialization activities, which could materially harm our business. In addition, we have already significantly reduced our workforce and may need to further reduce or curtail our current workforce or may even cease operations completely, or liquidate if we do not obtain any additional funding. At March 31, 2009, we had higher total liabilities compared to total assets on our consolidated balance sheets.

Our portfolio of products includes:

•

Adlea™, a long-acting, site-specific, non-opioid analgesic, is being developed for moderate to severe pain, and has completed multiple Phase 2 trials in post-surgical, musculoskeletal and neuropathic pain and Phase 3 trials in bunionectomy and total knee arthroplasty (TKA, or total knee replacement surgery). We are initially pursuing an indication for Adlea for the management of acute post-operative pain associated with orthopedic surgeries.

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

On January 20, 2009, we entered into a securities purchase agreement (the “Investor Agreement”) with Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP (the “Investors”), where we agreed to sell and issue securities (the “Investor Securities”) for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of 7% per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Investor Securities, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. Unless we pay the principal back early under the terms of the Investor Agreement or it is accelerated because of a default, we will pay the outstanding principal and accrued but unpaid interest at any time at the request of a certain majority of the Investors on or after July 20, 2009. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, a second tranche of $2.0 million on March 3, 2009 and the final tranche of approximately $1.3 million on April 1, 2009 under the Investor Agreement.

On April 2, 2009, we offered to the holders of our common stock securities subscription rights (the “Rights Offering”) to purchase an aggregate principal amount of up to $3,000,000 of unsecured notes (the “Rights Offering Notes”) subject to the terms and conditions set forth in the senior debt indenture as supplemented by the supplemental indentures (the “Indenture”). On April 28, 2009, we completed the Rights Offering. We received total gross proceeds of approximately $1.1 million in exchange for the issuance of these Rights Offering Notes. The Rights Offering Notes will bear interest at a rate of 7% percent per annum. If we default under the Rights Offering Notes, the Rights Offering Notes will bear interest at a rate of 14% per annum. If a change of control event occurs as defined in the Rights Offering Notes,, we will owe the holders of the Rights Offering Notes seven (7) times the amount of the outstanding principal amount of the Rights Offering Notes, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. Unless we pay the principal and accrued but unpaid interest back early under a change control event, the outstanding principal and accrued but unpaid interest will be due on April 28, 2010.

The accompanying unaudited condensed consolidated financial statements of Anesiva and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management these unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Anesiva’s financial position at March 31, 2009 and Anesiva’s results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period.

Balance sheet data as of December 31, 2008 were derived from audited financial statements, but do not include all disclosures required by U.S. generally accepted accounting principles.

These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. Stockholders are encouraged to review the Form 10-K for a broader discussion of Anesiva’s business and the risks inherent therein.

Principles of Consolidation

The consolidated financial statements include the accounts of Anesiva, Inc., our wholly owned subsidiaries, AlgoRx Pharmaceuticals, Inc. and Anesiva Hong Kong Ltd. In addition, we consolidate variable interest entities (VIEs) for which we are deemed the primary beneficiary. Specifically, during 2008, we consolidated the results of its joint venture with Jiangsu Wanbang Biological Pharmaceutical Corporation Limited, Wanbang, and an individual investor that was determined to be a VIE. We had determined that we were the primary beneficiary of the VIE until the restructuring of the china joint venture (CJV) operations in December 2008. We use the equity method to account for investments in entities in which we have a substantial ownership interest (20% to 50%), but for which do not require consolidation because we do not have significant influence over the operating and financial decisions of the investee. Our consolidated statement of operations includes our share of the earnings and losses of these entities during such periods. Intercompany accounts and transactions have been eliminated.

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

Discontinued Operations

In accordance with FAS 144, Accounting for the Impairment or Disposal of Long–Lived Assets , the manufacturing and commercial activities relating to Zingo could be clearly distinguished operationally and, for financial reporting purposes, from the rest of our continued operations since it met the following two conditions: (1) the operations and cash flows for Zingo have been eliminated from the ongoing operations of our company as approved by our board of directors, and, (2) we will not have any significant continuing involvement in the operations of Zingo after the disposal transaction.

Discontinued operations consist primarily of compensation, including stock-based compensation; for employees in sales, marketing, manufacturing and development; marketing and advertising expenses, consulting expenses, product registration fees and manufacturing-related costs related to the Zingo manufacturing and commercial activities. Manufacturing costs associated with Zingo include certain costs associated with our manufacturing process, including depreciation and personnel costs for activities such as quality assurance and quality control that were not capitalized in inventory, asset impairment of long-lived assets, losses from asset disposal, scrap during the manufacturing process, idle facility, operating expenses relating to the CJV operations, expenses related to unusable inventories and the lower of cost or market determinations.

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

As of January 1, 2009, we did not have any participants in the Employee Stock Purchase Plan.

Stock compensation

We estimate the fair value of each option grant to employees on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	2009	2008	2008 ESPP
	Stock option plans	Stock option plans
Dividend yield	—	—	—
Risk-free interest rate	1.9%	2.8%	3.0%
Volatility	160%	73%	74%
Expected life (in years)	5.7	5.3	0.5

During the three months ended March 31, 2009, we granted options to one employee. During the three months ended March 31, 2009 and March 31, 2008, the fair value of the options granted was $0.39 and $3.10, respectively.

Employee stock-based compensation expense recognized for the three months ended March 31, 2009 and 2008 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	For the three months ended March 31,
	Stock options		ESPP	Restricted stock
	2009	2008	2008	2009	2008
Research and development	$94	$253	$26	$(3)	$9
General and administrative	172	1,012	20	2	72
Discontinued operations	—	130	—	—	—

	$266	$1,395	$46	$(1)	$81

At March 31, 2009, the unrecognized compensation expense related to unvested outstanding stock options was approximately $661,000 which will be recognized through 2012, and the weighted-average remaining recognition period was 3.19 years. As of January 1, 2009, we did not have any participants in the Employee Stock Purchase Plan.

We have also granted restricted stock awards and stock options to consultants. We account for stock awards issued to such non-employees in accordance with the provisions of Emerging Issues Task Force, or EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or Issue No. 96-18. Under Issue No. 96-18, stock awards to non-employees are accounted for at their respective fair values using the Black-Scholes option-pricing model unless a more readily determinable fair value is available. The fair value of options granted to non-employees is remeasured during the performance period as the underlying options vest or as milestones are reached. During the three months ended March 31, 2009, we did not grant any shares of restricted stock or shares to purchase stock options to non-employees. During the three months ended March 31, 2009 we recorded approximately $5,000 and $5,000 in stock-based compensation expense for restricted stock and stock options granted to non-employees, respectively, for previously granted options. During the three months ended March 31, 2008, we granted 10,000 shares of restricted stock to one non-employee. During the three months ended March 31, 2008, we recorded approximately $14,000 and $26,000 in stock-based compensation expense for restricted stock and stock options granted to non-employees, respectively.

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

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except share and per share amounts):

	For the three months ended March 31,
	2009	2008
Numerator for basic and diluted net loss per share:
Net loss from continuing operations	$(7,503)	$(13,374)

Net loss from discontinued operations	$(80)	$(8,209)

Net loss	$(7,583)	$(21,583)

Denominator for basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	40,443,793	40,269,148
Less: weighted-average shares subject to repurchase	—	—

Weighted-average shares used in computing basic and diluted net loss per share	40,443,793	40,269,148

Basic and diluted net loss per share
Continuing operations	$(0.19)	$(0.34)

Discontinued operations	$(0.00)	$(0.20)

Basic and diluted net loss per share	$(0.19)	$(0.54)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period. Restricted stock that is not yet vested is included as dilutive common share equivalents because we consider such securities as the equivalent of stock options.

	Three months ended March 31,
	2009	2008
Restricted stock	3,943	117,711
Warrants	1,193,388	65,212
Options	2,495,375	4,257,148

Total	3,692,706	4,440,071

3. Restructurings

In October 2006, we announced the closure of a former AlgoRx Pharmaceuticals, Inc. office space in Secaucus, New Jersey to further reduce ongoing operational costs. As a result, we incurred a charge of approximately $176,000 primarily related to severance costs for five employees. Also in October 2006, we recorded a charge of approximately $487,000 related to vacating our office space in Secaucus, New Jersey and discontinuing other office equipment operating leases. In September 2007, we recorded an additional charge of $579,000 due to the elimination of any future sublease income, as a result of a worsening of the office rental market in Secaucus, New Jersey. The lease related to this office space expires in July 2009 and the remaining leases related to the office equipment expired in January 2009. At March 31, 2009, the remaining accrued liability related to this sublease of the Secaucus office was approximately $168,000. The following table sets forth the activity in the accrued liability related to exiting the lease of our office space in Secaucus, New Jersey, which is included in other accrued liabilities at March 31, 2009 (in thousands):

Exit Costs of Secaucus Office
Accrued liabilities at December 31, 2007	$657
Payment against accrued liability	(383)

Accrued liabilities at December 31, 2008	274
Payment against accrued liability	(106)

Accrued liabilities at March 31, 2009	$168

On September 2, 2008, we announced that we were realigning our operations. Accordingly, we reduce our workforce by 21 employees to focus primarily on sales, marketing, late-stage clinical development and outsourced manufacturing. We recorded an expense of $551,000 in severance salaries and other termination-related benefits related to the termination of 21 employees. During the year ended December 31, 2008, we made payments of $478,000 related to the restructuring. During the three months ended March 31, 2009, we made payments of $9,000 related to restructuring. At March 31, 2009, we had approximately $64,000 accrued for severance salaries and other termination-related benefits relating to the reduction-in-force. The following table sets forth the activity in the accrued liability related to severance costs, which is included in other accrued liabilities at March 31, 2009 (in thousands):

Employee Severance Costs
Accrued liabilities at September 2, 2008	$551
Payment against accrued liability	(478)

Accrued liabilities at December 31, 2008	73
Payment against accrued liability	(9)

Accrued liabilities at March 31, 2009	$64

On November 8, 2008, our board of directors approved the restructuring of our operations to focus on the clinical and commercial development of Adlea, our novel, capsaicin-based product candidate currently in late-stage clinical development for the management of acute post-operative pain following orthopedic surgery, and to discontinue Zingo manufacturing and commercial operations as a result of manufacturing challenges and limited market penetration. In connection with the restructuring, we reduced our workforce and eliminated our sales and marketing functions of 23 employees relating to Zingo commercial activities. We offered severance benefits to the terminated employees, and recorded a restructuring charge of approximately $500,000, primarily associated with personnel-related termination costs during the fourth quarter of fiscal 2008. In conjunction with the discontinued Zingo operations, we recorded a charge of approximately $242,000 related to vacating our sales and marketing office space in Conshohocken, Pennsylvania as its primary purpose was to facilitate the Zingo commercial activities. The lease related to this office space expires in November 2009. At March 31, 2009, the remaining accrued liability related to the sublease of the Conshohocken office was approximately $242,000. The following table sets forth the activity in the accrued liability related to exiting the lease of our office space in Conshohocken, Pennsylvania, which is included in other accrued liabilities at March 31, 2009 (in thousands):

Exit Costs of Conshohocken Office
Accrued liabilities at November 8, 2008	$242
Payment against accrued liability	—

Accrued liabilities at December 31, 2008	242
Payment against accrued liability	—

Accrued liabilities at March 31, 2009	$242

On November 10, 2008, we provided the Worker Adjustment and Retraining Notification ACT (WARN) notices to 62 employees to inform them that their employment ended on January 9, 2009. Expenses relating to employees receiving the WARN notices was recognized ratability over their period of service.

In March 2009, our board of directors approved the closure of the office and laboratory space in South San Francisco, California to further reduce ongoing operational costs. As a result, we incurred a charge of approximately $3.3 million related to vacating our office space. The lease related to this office and laboratory space expires in November 2010. At March 31, 2009, the remaining liability related to this sublease of the South San Francisco office was approximately $3.5 million, which is included in other accrued liabilities on our condensed consolidated balance sheet.

4. Leases and Commitments

Leases

In March 2009, we entered into a sublease for office space in South San Francisco, California under a noncancelable operating lease, effective April 1, 2009 through June 2010. The future minimum payments for the operating lease as of March 31, 2009 are approximately $116,000.

Legal Proceedings

We are a party to various legal proceedings incident to the normal course of business. Management believes that adverse decisions in any pending or threatened proceedings could have a material effect on our financial position, results of operations or cash flows.

On January 5, 2009, Pacific Die Cut Industries, Inc. (PDCI) filed a lawsuit against us in the Alameda County Superior Court for an amount of approximately $140,000. The lawsuit related to services provided by PDCI to us. On February 13, 2009, we settled this litigation with PDCI. Pursuant to the settlement agreement, we paid PDCI an amount lower than their claim to settle all claims between PDCI and Anesiva. The litigation has been fully resolved and dismissed and the settlement did not have a material effect on our operating results in 2009.

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

On March 17, 2009, Andrew Lambert, an alleged stockholder, served a derivative complaint filed in the Court of Chancery of the State of Delaware on us, purportedly on behalf of Anesiva, against Anesiva, Anesiva’s chief executive officer, certain members of Anesiva’s board of directors and certain stockholders of Anesiva affiliated with the directors relating to the Investor Agreement. The complaint alleges, among other things, that the defendants breached their fiduciary duties by causing Anesiva to enter into the Investor Agreement. The plaintiff is seeking, among other things, a judgment voiding provisions of the Investor Agreement that require us to pay the Investors who are party to the Investor Agreement seven times the amount of the outstanding principal amount of the securities purchased in the financing in the event of a change of control. We are unable to predict the outcome of this litigation at this time.

On March 19, 2009, Sheryl Gluck, an alleged stockholder, filed a derivative complaint in the Court of Chancery of the State of Delaware, purportedly on behalf of Anesiva, against Anesiva, Anesiva’s chief executive officer, certain members of Anesiva’s board of directors and certain stockholders of Anesiva affiliated with the directors relating to the Investor Agreement. The complaint alleges, among other things, that the defendants breached their fiduciary duties by causing Anesiva to enter into the Investor Agreement. The plaintiff is seeking, among other things, a judgment voiding provisions of the Investor Agreement that require us to pay the Investors who are party to the Investor Agreement seven times the amount of the outstanding principal amount of the securities purchased in the financing in the event of a change of control. We are unable to predict the outcome of this litigation at this time.

5. Discontinued Operations

On November 8, 2008, our board of directors approved the restructuring of our operations to focus on the clinical and commercial development of Adlea, our novel, capsaicin-based product candidate currently in late-stage clinical development for the management of acute post-operative pain following orthopedic surgery, and to discontinue Zingo manufacturing and commercial operations as a result of manufacturing challenges and limited market penetration.

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

As part of our discontinued operations related to Zingo, we are engaging our CJV partners in China to discuss the dissolution of the CJV, which may affect potential partnerships. In addition, our current Zingo partners may seek damages against us as part of their negotiations to modify or terminate any existing agreements.

The significant components of our Zingo manufacturing and commercial operations, which were presented as discontinued operations for the three months ended March 31, 2009 and 2008, were as follows:

	For the three months ended March 31,
	2009	2008
Operating expenses:
Research and development	$60	$4,001
Sales and marketing	—	4,208

Total operating expenses	60	8,209

Interest expense	20

Loss from discontinued operations	$(80)	$(8,209)

Basic and diluted net loss per common share:	$(0.00)	$(0.20)

Weighted average shares used to compute basic and diluted net loss per common share	40,443,793	40,269,148

6. Debt

On January 20, 2009, we entered into the Investor Agreement where we agreed to sell and issue Investor Securities for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The Investor Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of 7% percent per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Investor Securities, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. Unless we pay the principal back early under the terms of the Investor Agreement or it is accelerated because of a default, we will pay the outstanding principal and accrued but unpaid interest at any time at the request of a certain majority of the Investors on or after July 20, 2009. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, a second tranche of $2.0 million on March 3, 2009 and the final tranche of approximately $1.3 million on April 1, 2009 under the Investor Agreement. At March 31, 2009, we had $5.0 million principal amount of Investor Securities outstanding.

7. Stockholders’ Equity (Deficit)

Common Stock

In June 2006, we entered into a stock purchase agreement with Azimuth Opportunity, Ltd for a two year commitment of up to $30.0 million. In March 2008, we entered into an amendment to the purchase agreement to extend the term of the agreement to March 2010. Since inception of the agreement, under the terms of the stock purchase agreement with Azimuth Opportunity, Ltd, we had received a total of $4.1 million of cash proceeds from the sale of 617,898 shares of our common stock to Azimuth Opportunity, Ltd. On March 2, 2009, we terminated the stock purchase agreement with Azimuth.

8. Subsequent Events

Debt

On April 2, 2009, we offered the holders of our common stock the Rights Offering to purchase the Rights Offering Notes subject to the terms and conditions set forth in the Indenture. On April 28, 2009, we completed the Rights Offering. We received total gross proceeds of approximately $1.1 million in exchange for the issuance of these Rights Offering Notes. The Rights Offering Notes will bear interest at a rate of 7% per annum. If we default under the Rights Offering Notes, the Rights Offering Notes will bear interest at a rate of 14% per annum. If a change of control event occurs as defined under the Rights Offering Notes, we will owe the holders of the Rights Offering Notes seven (7) times the amount of the outstanding principal amount of the unsecured notes, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. Unless we pay the principal and accrued but unpaid interest back early under a change control event, we will pay the outstanding principal and accrued but unpaid interest on April 28, 2010.

Litigation

On April 24, 2009, Eight Tower Bridge Development Associates filed a lawsuit against us in the Court of Common Pleas of Montgomery County, Pennsylvania alleging breach of contract and seeking more than $261,000 for amounts allegedly due under our lease for our facility in Conshohocken Pennsylvania. We are unable to predict the outcome of this litigation at this time.

Commitments

On May 7, 2009, we entered into a settlement agreement with a creditor to waive our outstanding payables of approximately $360,000 (at March 31, 2009) in exchange for manufacturing equipment (carrying value of zero) relating to the Zingo discontinued operations.

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

Liquidity

We have an accumulated deficit of $319.6 million as of March 31, 2009. Additionally, we have used net cash of $5.6 million and $20.8 million to fund our operating activities for three months ended March 31, 2009, and 2008, respectively. All of which contributed to our ending cash and cash equivalent balance of approximately $315,000 at March 31, 2009. To date our operating losses have been funded primarily from outside sources of capital.

During 2008, we initiated our commercialization activities relating to Zingo while simultaneously pursuing available financing sources to support operations and growth. We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations. However, our announcement in November 2008 that we discontinued Zingo manufacturing and commercial operations and that the ACTIVE-1 Phase 3 clinical trial evaluating Adlea for use in bunionectomy surgeries did not meet its primary end point has significantly depressed our stock price. The current credit conditions and the downturn in the financial markets and the global economy may have severely impaired our ability to raise additional funds. At March 31, 2009, we had higher total liabilities compared to total assets on our condensed consolidated balance sheets. We believe that our existing cash and cash equivalents, including amounts received subsequent to March 31, 2009, will be sufficient to fund our activities through May 2009. Accordingly, the combination of these facts raises substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that we will continue as a going concern. If we are unsuccessful in our efforts to raise additional outside capital in the near term, we will be required to significantly reduce our research, development, and administrative operations, including further reduction of our employee base, or we may be required to cease operations completely, or liquidate in order to offset the lack of available funding.

We are pursuing financing opportunities in both the private and public debt as well as through strategic transactions and corporate partnerships. We have an established history of raising capital through these platforms, and we are actively pursuing our options. On January 20, 2009, we entered into the Investor Agreement where we agreed to sell and issue Investor Securities for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The Investor Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of 7% percent per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Investor Securities, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. Unless we pay the principal back early under the terms of the Investor Agreement or it is accelerated because of a default, we will pay the outstanding principal and accrued but unpaid interest at any time at the request of a certain majority of the Investors on or after July 20, 2009. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, a second tranche of $2.0 million on March 3, 2009 and the final tranche of approximately $1.3 million on April 1, 2009 under the Investor Agreement. At March 31, 2009, we had $5.0 million principal amount of Investor Securities outstanding.

On April 2, 2009, we offered the holders of our common stock the Rights Offering to purchase the Rights Offering Notes subject to the terms and conditions set forth in the Indenture. On April 28, 2009, we completed the Rights Offering. We received total gross proceeds of approximately $1.1 million in exchange for the issuance of these Rights Offering Notes. The Rights Offering Notes will bear interest at a rate of 7% per annum. If we default under the Rights Offering Notes, the Rights Offering Notes will bear interest at a rate of 14% per annum. If a change of control event occurs as defined under the Rights Offering Notes, we will owe the holders of the Rights Offering Notes seven (7) times the amount of the outstanding principal amount of the unsecured notes, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. Unless we pay the principal and accrued but unpaid interest back early under a change control event, we will pay the outstanding principal and accrued but unpaid interest on April 28, 2010.

Although there can be no assurance given, we hope to successfully complete one or more additional financing transactions and corporate partnerships in the near-term. It could be difficult or impossible for us to raise additional capital. Without this additional capital, current working capital and containment of operating costs will not provide adequate funding for research, clinical trials, and development activities relating to Adlea and may impact our ability to successfully partner or sell our Adlea asset. If we are able to raise funds in the near future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If such efforts are not successful, we may need to further reduce or curtail our current workforce, or may even cease operations completely, or liquidate if we do not obtain any additional funding. Based on our recent reductions described below and impact of other actions taken by management, the cash operating requirements in the near term have been reduced. In addition, we are pursuing strategic transactions and alternatives with respect to all aspects of our business, including sales of our Zingo product and asset and seeking a partner or acquirer for our Adlea program or opportunities for the merger, sale or other combination of Anesiva.

Overview

Anesiva, Inc. (“we” or “Anesiva”) is a biopharmaceutical company focused on the development and commercialization of novel therapeutic treatments for pain management. Our portfolio of products includes:

•

Adlea™, a long-acting, site-specific, non-opioid analgesic, is being developed for moderate to severe pain, and has completed multiple Phase 2 trials in post-surgical, musculoskeletal and neuropathic pain and Phase 3 trials in bunionectomy and total knee replacement surgery. We are initially pursuing an indication for Adlea for the management of acute post-operative pain associated with orthopedic surgeries.

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

On January 20, 2009, we entered into the Investor Agreement where we agreed to sell and issue Investor Securities for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The Investor Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of 7% per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Investor Securities, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. Unless we pay the principal back early under the terms of the Investor Agreement or it is accelerated because of a default, we will pay the outstanding principal and accrued but unpaid interest at any time at the request of a certain majority of the Investors on or after July 20, 2009. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, a second tranche of $2.0 million on March 3, 2009 and the final tranche of approximately $1.3 million on April 1, 2009 under the Investor Agreement.

On April 2, 2009, we offered the holders of our common stock the Rights Offering to purchase the Rights Offering Notes subject to the terms and conditions set forth in the Indenture. On April 28, 2009, we completed the Rights Offering. We received total gross proceeds of approximately $1.1 million in exchange for the issuance of these Rights Offering Notes. The Rights Offering Notes will bear interest at a rate of 7% per annum. If we default under the Rights Offering Notes, the Rights Offering Notes will bear interest at a rate of 14% per annum. If a change of control event occurs as defined under the Rights Offering Notes, we will owe the holders of the Rights Offering Notes seven (7) times the amount of the outstanding principal amount of the unsecured notes, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. Unless we pay the principal and accrued but unpaid interest back early under a change control event, we will pay the outstanding principal and accrued but unpaid interest on April 28, 2010.

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

We use our employee and infrastructure resources across several projects, and some costs are not attributable to an individually-named project but rather are directed across these research projects. The following table shows, for the three months ended March 31, 2009 and 2008, the total costs associated with Adlea, NF-kB Decoy and other research and development activities (i.e., salary and wages) (in thousands):

	For the three months ended March 31,
	2009	2008
Adlea	720	6,102
NF-kB Decoy	4	18
Other R&D	1,131	3,254

Total	1,855	9,374

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

In November 2006, we entered into an agreement with Lumen Therapeutics, LLC granting a non-exclusive license to our clinical data and technical information relating to the prevention of saphenous vein graft disease in exchange for future royalties on the net sales of Lumen Therapeutics lead drug candidate and an equity position in Lumen Therapeutics. In August 2007, we entered into an agreement granting Particle Therapeutics a license to incorporate our drug delivery technology into its needle-free, transdermal delivery system for glucagon, a hormone commonly used for the treatment of hypoglycemia associated with Type 1 and Type 2 diabetes. Under the terms of the license agreement, we received an up-front payment in ordinary shares of Particle Therapeutics and will receive milestone payments for certain key clinical and regulatory achievements, royalties on future sales, as well as royalties on revenues from any future sub-licensing of the technology from Particle Therapeutics to third parties. In accordance with Accounting Principles board (“APB”) Opinion 29, Accounting for Nonmonetary Transactions, or APB 29, the fair value of the exchanges is based on the fair value of the shares received, or approximately $89,000 from Lumen and $150,000 from Particle Therapeutics. For the three months ended March 31, 2009 and 2008, we did not recognize any non monetary revenue.

Valuation and Impairment of Long-Lived Assets

Assets related to the discontinued Zingo business are classified as assets held-for-sale when certain criteria are met. In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets, we classified these assets as assets held-for-sale on the consolidated balance sheet as of December 31, 2008, which includes prepaid and other assets, fixed assets and inventories related to Zingo. Since our Zingo assets were classified as held-for-sale as of December 31, 2008, we were required to report these assets at the lower of their respective carrying amounts or their fair values less costs to sell. The net book carrying value of the Zingo assets was approximately $20.1 million and, based upon our analysis as of December 31, 2008, the estimated fair value of the Zingo assets was $183,000. For the three months ended March 31, 2009 and 2008, we did not recognize any impairments of long-lived assets.

Stock Compensation

On January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements reflect the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We value share-based awards using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2009 and 2008 are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Contract Revenues

	Three Months Ended March 31,		2009 to 2008 Change
	2009	2008	$	%
	(in thousands, except percentage)
Contract revenues	$—	$1	$(1)	-100%

The contract revenue decrease for the three months ended March 31, 2009 compared to the same period in 2008 was not material.

Although we are seeking licensing or acquisition partners for the needle-free drug delivery technology underlying Zingo, we anticipate that we will not generate further contract revenues in 2009 from any collaboration since we are discontinuing Zingo activities.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Three Months Ended March 31,		2009 to 2008 Change
	2009	2008	$	%
	(in thousands, except percentage)
Research and development	$1,855	$9,374	$(7,519)	-80%

The decrease in research and development expenses for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to the following:

•	Decrease in clinical trial costs of $2.8 million primarily due to the completion of Phase 2 and Phase 3 Adlea trials for post surgical pain and osteoarthritis pain during fiscal 2008;

•	Decrease in compensation and employee related expense of $2.1 million due to lower headcount as a result of the restructuring events in fiscal 2008;

•	Decrease in research and development outside services of $1.1 million;

•	Decrease in facilities and related expenses of $829,000 due to lower headcount and overhead allocation; and

•	Decrease in professional services of $662,000 primarily due lower clinical related expenses.

We expect that our research and development expenses will decrease from 2008 levels due to the completion of Phase 2 and Phase 3 Adlea trials for post surgical pain and osteoarthritis pain during fiscal 2008 and the reduction in the number of employees in November 2008 and January 2009.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Three Months Ended March 31,		2009 to 2008 Change
	2009	2008	$	%
	(in thousands, except percentage)
General and administrative	$5,665	$4,249	$1,416	33%

The increase in general and administrative expenses for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to the following:

•

Increase in facilities and related expenses of $4.0 million primarily due to the restructuring charge associated with vacating the office and laboratory space at our South San Francisco location of $3.3 million and idle facilility charges of $479,000;

•	Decrease in compensation expenses and employee-related expenses of $1.8 million due to lower headcount;

•	Decrease in professional services of $609,000 primarily due to lower legal expenses and lower expenses associated with Adlea marketing; and

•	Decrease in other corporate expenses of $121,000.

We expect that our general and administrative expenses will decrease from 2008 levels due to the reduction in the number of employees in November 2008 and January 2009.

Discontinued Operations

The following table summarizes our losses from discontinued operations:

	Three Months Ended March 31,		2009 to 2008 Change
	2009	2008	$	%
	(in thousands, except percentage)
Loss from discontinued operations	$80	$8,209	$(8,129)	-99%

The decrease in loss from discontinued operations for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to the following:

•	Decrease in marketing expenses in support of Zingo of $4.1 million; and

•	Decrease in overall manufacturing start-up related expenses of $4.0 million due to the discontinuation of Zingo.

Gain on Sale of Assets: Gain on sale of assets was $65,000 for the three months ended March 31, 2009 related to the sale of laboratory equipment compared to none for the three months ended March 31, 2008.

Interest and Other Income. Interest and other income was $3,000 for the three months ended March 31, 2009 compared to $531,000 for the three months ended March 31, 2008 reflecting lower interest income from cash and investments balances.

Interest and Other Expense. Interest and other expense was $51,000 for the three months ended March 31, 2009 reflecting interest from the Investor Securities compared to $283,000 for the three months ended March 31, 2008 reflecting interest paid on our equipment line of credit in 2008.

Capital Resources

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

On March 4, 2009, our South San Francisco landlord drew down on a letter of credit totaling approximately $450,000. The remaining balance of $27,000 has been released from restriction and is included in cash and cash equivalents as of March 31, 2009.

On January 20, 2009, we entered into the Investor Agreement where we agreed to sell and issue Investor Securities for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The Investor Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of 7% per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Investor Securities, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. Unless we pay the principal back early under the terms of the Investor Agreement or it is accelerated because of a default, we will pay the outstanding principal and accrued but unpaid interest at any time at the request of a certain majority of the Investors on or after July 20, 2009. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, a second tranche of $2.0 million on March 3, 2009 and the final tranche of approximately $1.3 million on April 1, 2009 under the Investor Agreement.

On April 2, 2009, we offered the holders of our common stock the Rights Offering to purchase the Rights Offering Notes subject to the terms and conditions set forth in the Indenture. On April 28, 2009, we completed the Rights Offering. We received total gross proceeds of approximately $1.1 million in exchange for the issuance of these Rights Offering Notes. The Rights Offering Notes will bear interest at a rate of 7% per annum. If we default under the Rights Offering Notes, the Rights Offering Notes will bear interest at a rate of 14% per annum. If a change of control event occurs as defined under the Rights Offering Notes, we will owe the holders of the Rights Offering Notes seven (7) times the amount of the outstanding principal amount of the unsecured notes, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. Unless we pay the principal and accrued but unpaid interest back early under a change control event, we will pay the outstanding principal and accrued but unpaid interest on April 28, 2010.

Cash Flows

The following table summarizes our statement of cash flows (in millions):

	Three months ended March 31,
	2009	2008
Cash flows provided by (used in):
Operating activities	$(5.6)	$(20.8)
Investing activities	0.2	(0.1)
Financing activities	5.0	—

Net decrease in cash and cash equivalents	$(0.4)	$(20.9)

Cash Flows from Operating Activities.

Net cash used in operating activities of $5.6 million for the three months ended March 31, 2009 was primarily driven by our net loss of $7.6 million adjusted for non-cash items of $275,000 of stock-based compensation, $65,000 gain on disposal of assets, $51,000 in interest expense, $46,000 in depreciation and amortization, and $1.7 million cash inflow related to changes in operating assets and liabilities.

Net cash used in operating activities of $20.8 million for the three months ended March 31, 2008 was primarily driven by our net loss of $21.6 million adjusted for non-cash items of $1.6 million of stock-based compensation, $290,000 in depreciation and amortization, and $1.0 million cash outflow related to changes in operating assets and liabilities.

Cash Flows from Investing Activities.

Net cash provided by investing activities of $219,000 for the three months ended March 31, 2009 was due to proceeds from the disposal of equipment.

Net cash used in investing activities of $85,000 for the three months ended March 31, 2008 was due to $631,000 in purchases of property, plant, and equipment offset by $546,000 of cash from consolidation of the CJV.

Cash Flows from Financing Activities.

Net cash provided by financing activities of $5.0 million for the three months ended March 31, 2009 was due to proceeds from the Investor Securities sold pursuant to the Investor Agreement.

Net cash provided by financing activities of $40,000 for the three months ended March 31, 2008 was due to $198,000 proceeds from issuance of common stock offset by $158,000 for repayment of equipment loan.

Stock Purchase Agreement

In June 2006, we entered into a stock purchase agreement with Azimuth Opportunity, Ltd for a two year commitment of up to $30.0 million. In March 2008, we entered into an amendment to the purchase agreement to extend the term of the agreement to March 2010. Since the inception of the agreement, under the terms of the stock purchase agreement with Azimuth Opportunity, Ltd, we had received a total of $4.1 million of cash proceeds from the sale of 617,898 shares of our common stock to Azimuth Opportunity, Ltd. On March 2, 2009, we terminated the stock purchase agreement with Azimuth.

Operating Capital and Capital Expenditure Requirements

We expect to devote substantial resources to continue our research and development efforts for Adlea. We believe that the key factors that will affect our internal and external sources of cash are:

•	our ability to execute on the approved restructuring plans;

•	our ability to access capital;

•	our ability to enter into a strategic transaction;

•	the progress of preclinical development and laboratory testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the number of product candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development and commercialization of Adlea.

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

Contractual Obligations

Our outstanding contractual obligations relate to our facilities leases and debt obligation. Our contractual obligations as of March 31, 2009 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Operating leases	3.2	2.1	1.1	—	—
Debt obligation	5.2	5.2	—	—	—

Total contractual cash obligations	$8.4	$7.3	$1.1	$—	$—

Under all of our license agreements, we could be required to pay up to a total of approximately $1.0 million in payments for milestones such as the initiation of clinical trials and the granting of patents. As of March 31, 2009, we incurred approximately $3.1 million of milestone charges, including approximately $1.6 million of cash payments and approximately $1.5 million of stock compensation, for the execution of agreements, patent approvals and the initiation of U.S. clinical trials. Milestone payments will also be due upon the first administration to a subject using licensed technology in a Phase 1 clinical trial, the first administration to a subject using licensed technology in a Phase 3 clinical trial and FDA approval of Adlea in addition to sales milestones and royalties payable on commercial sales if any occur. Dr. James N. Campbell, who was a member of the board of Anesiva from June 29, 2007 to December 19, 2008, is one of the three licensors of Adlea.

We have entered into letters of credit totaling $562,000 securing our operating lease obligation. We are required to set aside cash as collateral. At December 31, 2008, we had $589,000 in certificates of deposit designated as restricted cash, which is not available for use in current operations. On February 24, 2009, our New Jersey landlord drew down on a letter of credit totaling approximately $112,000. On March 4, 2009, our South San Francisco landlord drew down on a letter of credit totaling approximately $450,000. The remaining balance of $27,000 has been released from restriction and is included in cash and cash equivalents as of March 31, 2009.

In August 2006, we entered an agreement with GlaxoSmithKline to extend the term of the lease agreement for our headquarter office in South San Francisco, California from June 1, 2007 through November 13, 2010.

On January 20, 2009, we entered into the Investor Agreement where we agreed to sell and issue Investor Securities for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The Investor Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of 7% per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Investor Securities, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. Unless we pay the principal back early under the terms of the Investor Agreement or it is accelerated because of a default, we will pay the outstanding principal and accrued but unpaid interest at any time at the request of a certain majority of the Investors on or after July 20, 2009. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, a second tranche of $2.0 million on March 3, 2009 and the final tranche of approximately $1.3 million on April 1, 2009 under the Investor Agreement.

In March 2009, we entered into a sublease for office space in South San Francisco, California under a noncancelable operating lease effective April 1, 2009 through June 2010. The projected minimum payments for the operating lease at March 31, 2009 are approximately $116,000.

On April 2, 2009, we offered the holders of our common stock the Rights Offering to purchase the Rights Offering Notes subject to the terms and conditions set forth in the Indenture. On April 28, 2009, we completed the Rights Offering. We received total gross proceeds of approximately $1.1 million in exchange for the issuance of these Rights Offering Notes. The Rights Offering Notes will bear interest at a rate of 7% per annum. If we default under the Rights Offering Notes, the Rights Offering Notes will bear interest at a rate of 14% per annum. If a change of control event occurs as defined under the Rights Offering Notes, we will owe the holders of the Rights Offering Notes seven (7) times the amount of the outstanding principal amount of the unsecured notes, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. Unless we pay the principal and accrued but unpaid interest back early under a change control event, we will pay the outstanding principal and accrued but unpaid interest on April 28, 2010.

Off-Balance Sheet Arrangements

At March 31, 2009 and 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Our exposure to market risk is principally limited to our cash equivalents. We currently do not invest in any short-term investments. If market interest rates were to decrease by 100 basis points, or 1 percent, the change in the fair value of our portfolio would be insignificant. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

During the three months ended March 31, 2009, there were no material changes in the interest rate risk or foreign currency exchange risk disclosure set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance of achieving their objectives. Based on their evaluation as of March 31, 2009, our chief executive officer and chief accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our chief executive officer and chief accounting officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Anesiva have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to various legal proceedings incident to the normal course of business. Management believes that adverse decisions in any pending or threatened proceedings could have a material effect on our financial position, results of operations or cash flows.

On January 5, 2009, Pacific Die Cut Industries, Inc. (PDCI) filed a lawsuit against us in the Alameda County Superior Court for an amount of approximately $140,000. The lawsuit related to services provided by PDCI to us. On February 13, 2009, we settled this litigation with PDCI. Pursuant to the settlement agreement, we paid PDCI an amount lower than their claim to settle all claims between PDCI and Anesiva. The litigation has been fully resolved and dismissed and the settlement did not have a material effect on our operating results in 2009.

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

On March 17, 2009, Andrew Lambert, an alleged stockholder, served a derivative complaint filed in the Court of Chancery of the State of Delaware on us, purportedly on behalf of Anesiva, against Anesiva, Anesiva’s chief executive officer, certain members of Anesiva’s board of directors and certain stockholders of Anesiva affiliated with the directors relating to the Investor Agreement. The complaint alleges, among other things, that the defendants breached their fiduciary duties by causing Anesiva to enter into the Investor Agreement. The plaintiff is seeking, among other things, a judgment voiding provisions of the Investor Agreement that require us to pay the Investors who are party to the Investor Agreement seven times the amount of the outstanding principal amount of the securities purchased in the financing in the event of a change of control. We are unable to predict the outcome of this litigation at this time.

On March 19, 2009, Sheryl Gluck, an alleged stockholder, filed a derivative complaint in the Court of Chancery of the State of Delaware, purportedly on behalf of Anesiva, against Anesiva, Anesiva’s chief executive officer, certain members of Anesiva’s board of directors and certain stockholders of Anesiva affiliated with the directors relating to the Investor Agreement. The complaint alleges, among other things, that the defendants breached their fiduciary duties by causing Anesiva to enter into the Investor Agreement. The plaintiff is seeking, among other things, a judgment voiding provisions of the Investor Agreement that require us to pay the Investors who are party to the Investor Agreement seven times the amount of the outstanding principal amount of the securities purchased in the financing in the event of a change of control. We are unable to predict the outcome of this litigation at this time.

On April 24, 2009, Eight Tower Bridge Development Associates filed a lawsuit against us in the Court of Common Pleas of Montgomery County, Pennsylvania alleging breach of contract and seeking more than $261,000 for amounts allegedly due under our lease for our facility in Conshohocken Pennsylvania. We are unable to predict the outcome of this litigation at this time.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2009.

Risk Factors Relating to Our Business

We will need additional financing, which may be difficult or impossible to obtain. If we fail to obtain necessary financing or do so on unattractive terms, our development programs and other operations could be severely harmed.*

As of March 31, 2009, we had current liabilities of $15.9 million and cash on hand of approximately $315,000. We currently have capital resources, including amounts received subsequent to March 31, 2009, that we believe to be sufficient to support our operations through May 2009. We are attempting to, but may not be able to raise sufficient additional capital to continue our existing operations beyond that time. We have based this estimate on assumptions that may prove to be wrong, and we may utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the other factors discussed in this section.

We believe that strict cost containment in the near term is essential if our current funds are to be sufficient to allow us to continue our currently planned operations. If we are unable to effectively manage our current operations, we may not be able to implement our business strategy and our financial condition and results of operations may be adversely affected. To conserve cash, we have implemented a plan and substantially reduced of our workforce and reduction of our monthly expenditures. We are also evaluating our alternatives with respect to the sale of equipment, inventory and other non-critical assets. We are attempting to work out settlements with our creditors at this time but there is no assurance that we will be able to do so on satisfactory terms or at all. We may be legally declared to have an inability or impairment of our ability to pay our creditors, including the filing of an involuntary petition for bankruptcy. If we are unable to effectively manage our expenses, we may find it necessary to reduce our expenses through another reduction in our workforce, which could adversely affect our operations, or we may be required to cease operations completely, or liquidate.

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

We cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. Additional financing may not be available when we need it or may not be available on favorable terms or at all. If we are unable to obtain adequate funding on a timely basis, we may be required to significantly curtail one or more of our development programs for Adlea and to further reduce our current operations. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own. In addition, we have already significantly reduced our workforce and may need to further reduce or curtail our current workforce or may even cease operations completely, or liquidate if we do not obtain any additional funding. If we raise additional funds by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preference over our existing common stock. In the current economic climate, we may be unable to raise additional funds through any sources.

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

We may need to seek protection under the provisions of the U.S. Bankruptcy Code, and in that event, it is unlikely that stockholders would receive any value for their shares.*

We have not generated any revenues to date, and we have incurred losses in each year since our inception in 1999. We currently have capital resources, including amounts received subsequent to March 31, 2009, that we believe to be sufficient to support our operations approximately through May 2009. We may not be able to raise sufficient capital to continue our existing operations beyond that time, particularly in light of our obligations under our lease and credit agreements, and we are currently evaluating our strategic alternatives with respect to all aspects of our business. We cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors, including our landlords, or if we are unable to obtain financing to support continued satisfaction of our leases and other debt obligations, we would likely be in default under our lease and credit agreements and may need to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we would likely realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate under the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.

If we do not complete an Adlea partnering, Zingo divestiture or additional financing, we may not be able to repay the loan pursuant to our Investor Agreement or the Rights Offering Notes when they become due and we may not be able to return capital to our stockholders.*

On January 20, 2009, we entered into the Investor Agreement where we agreed to sell and issue Investor Securities for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The Investor Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of 7% per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Investor Securities, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. Unless we pay the principal back early under the terms of the Investor Agreement or it is accelerated because of a default, we will pay the outstanding principal and accrued but unpaid interest at any time at the request of a certain majority of the Investors on or after July 20, 2009. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, a second tranche of $2.0 million on March 3, 2009 and the final tranche of approximately $1.3 million on April 1, 2009 under the Investor Agreement.

On April 2, 2009, we offered the holders of our common stock the Rights Offering to purchase the Rights Offering Notes subject to the terms and conditions set forth in the Indenture. On April 28, 2009, we completed the Rights Offering. We received total gross proceeds of approximately $1.1 million in exchange for the issuance of these Rights Offering Notes. The Rights Offering Notes will bear interest at a rate of 7% per annum. If we default under the Rights Offering Notes, the Rights Offering Notes will bear interest at a rate of 14% per annum. If a change of control event occurs as defined under the Rights Offering Notes, we will owe the holders of the Rights Offering Notes seven (7) times the amount of the outstanding principal amount of the unsecured notes, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. Unless we pay the principal and accrued but unpaid interest back early under a change control event, we will pay the outstanding principal and accrued but unpaid interest on April 28, 2010.

The Investor Securities and the Rights Offering notes become due on July 20, 2009 and April 28, 2010, respectively, and bear interest at a rate of 7% per annum. Since the inception of Anesiva’s business, it has incurred significant cumulative net losses. As of March 31, 2009, we had accumulated deficit of approximately $319.6 million. As of March 31, 2009, we had current liabilities of $15.9 million and cash on hand of approximately $315,000. We currently have capital resources that we believe to be sufficient to support our operations through May 2009. We expect to continue to incur substantial net losses in order to further develop and commercialize our products and may not be able to sustain our operations. Accordingly, absent additional financing, we will likely not have sufficient funds to pay the principal amount of the Investor Securities or the Rights Offering notes when due or upon any acceleration thereof. In addition, we may not have sufficient funds to pay interest on the Investor Securities or the Rights Offering notes. If we fail to pay principal or interest when due, we will be in default under the Indenture.

Upon a change of control event under the Investor Agreement and the Indenture we may have to pay up to seven times the amount of the outstanding principal amount of the notes in change of control proceeds plus all accrued but unpaid interest. As a result, we will not have any capital to distribute to our common stockholders if the consideration received pursuant to a consummated transaction that triggers a change of control event under the Investor Agreement is less than amounts of secured and unsecured debt outstanding at that time plus the $51.8 million that will be payable pursuant to the Investor Agreement and Rights Offering Notes.

We may not be able to maintain our listing on The Nasdaq Global Market, which would adversely affect the price and liquidity of our common stock.*

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

On March 27, 2009, we received a letter from Nasdaq indicating that the stockholders’ equity held in the Company was below the minimum requirement for continued listing on Nasdaq. The Nasdaq Marketplace Rules provide that we submit a plan within 15 calendar days to regain compliance with this requirement, and if our plan is accepted, Nasdaq will grant us up to 105 days from the date of the notice to regain compliance. If our plan to regain compliance with the stockholders’ equity requirement is not approved, our common stock may be delisted from

Nasdaq. In addition to submitting a plan to regain compliance with the stockholders’ equity requirements, we may consider applying to transfer our common stock to The Nasdaq Capital Market, provided that we satisfy all criteria for initial inclusion on that market other than the minimum bid price rule. We responded to Nasdaq’s letter within the required time.

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

We eliminated our Zingo sales and marketing functions, closed down Zingo contract manufacturing and engineering activities and implemented a substantial restructuring plan approved by our board of directors. We previously devoted a substantial amount of efforts and capital expenditures relating to these activities. We are currently exploring strategic alternatives, including the sale of the assets related to Zingo. We cannot predict whether we will be able to identify strategic transactions on a timely basis or at all. We also cannot predict whether any such transaction, once identified, will be consummated on favorable terms or at all. We anticipate that any such transaction would be time consuming and may require us to incur significant additional costs regardless even if completed. If we are unable to identify and complete an alternate strategic transaction, we may incur material expenses relating to writing down the assets relating to Zingo.

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

We continue to believe that strict cost containment in the near term is essential if our current funds are to be sufficient to allow us to continue our currently planned operations and clinical development. If we are unable to effectively manage our current operations, we may not be able to implement our business strategy and our financial condition and results of operations may be adversely affected. If we are unable to effectively manage our expenses, we may find it necessary to reduce our expenses through another reduction in our workforce or may need to cease operations completely, or liquidate.

We currently are, and in the future may be, subject to stockholder litigation which could hurt our business.

On March 17, 2009, we were served with a lawsuit naming certain of our officers, directors and stockholders affiliated with certain of our directors as defendants in a purported derivative lawsuit filed in the Court of Chancery of the State of Delaware in connection with a financing transaction we completed pursuant to the Investor Agreement in January 2009, alleging, among other things, breaches of fiduciary duties. On March 19, 2009, a second lawsuit was filed in the Court of Chancery of the State of Delaware naming certain of our officers, directors and stockholders affiliated with certain of our directors in a purported derivative lawsuit in connection with the same financing transaction we completed in January 2009. The plaintiffs are seeking, among other things, a judgment voiding provisions of the Investor Agreement that require us to pay the investors who are party to the Investor Agreement seven times the amount of the outstanding principal amount of the securities purchased in the financing in the event of a change of control. The stockholder derivative suits are discussed in more detail in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve them. The ongoing legal fees we are incurring in connection with these actions, or any attorneys’ fees that we may be required to pay as a result of the derivative suits, could have an adverse effect on our operating results and financial condition. In addition, if these lawsuits are successful and as a result the investors who are parties to the Investor Agreement require us to repay amounts we have received pursuant to the Investor Agreement we will likely need to significantly reduce or curtail our current workforce or may have to cease operations completely, or liquidate. Further, these lawsuits may divert management’s attention and resources, which could harm our business.

We have a limited operating history and if we do not generate significant revenues, we will not be able to achieve profitability*.

We have a limited history of operations and we have incurred net losses since our inception. As of March 31, 2009, we had accumulated deficit of approximately $319.6 million. We expect to incur substantial net losses in order to further develop and commercialize our products and do not know whether or when we will become profitable and may not be able to sustain our operations.

As a result of our ongoing reductions in force, we will be operating with a severe shortage of personnel and may not be able to conduct even limited operations or maintain effective disclosure controls and procedures. If we fail to retain key scientific and clinical personnel, we may be unable to successfully develop Adlea or any other product candidates.

On November 10, 2008, we announced a reduction in force to reduce our staff to approximately 16 employees. On November 10, 2008, we provided Worker Adjustment and Retraining Notification Act (WARN Act) notices to 62 employees that their employment would end on January 9, 2009. On February 18, 2009, we announced that our chief financial officer position was eliminated. Accordingly, we will be operating with a severe shortage of resources and may not be able to conduct even limited operations. Even if we are able to obtain necessary funding and continue our business beyond May 2009, we may not have adequate personnel to operate our business or be able to attract and retain qualified employees.

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

We will need to complete additional trials for Adlea and may need to perform additional preclinical testing and clinical trials for Adlea in children before we can submit an NDA, which may impact our registration timeline.

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

If the FDA does not accept our proposal to replace the ACTIVE-1 Phase 3 Bunionectomy study with a more robust ACTIVE-3 Phase 3 Bunionectomy study in an appropriate surgical model, our development timeline for Adlea may be significantly delayed.

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

If we obtain marketing approval for Adlea, we may not be able to build a sales and marketing organization or manufacturing operations as a result of the recent restructurings and will most likely need to seek to partner with one or more companies in order to successfully launch, distribute and market Adlea in the United States and the rest of the world. If we are not able to find a suitable partner, we may not be able to raise capital and would likely have to cease operations completely, or liquidate.

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

Clinical development is a long, expensive and uncertain process that is subject to significant delays. Due to the known or unknown circumstances beyond our control, it may take us several years to complete our testing, and failure can occur at any stage of testing. Patient enrollment in future clinical trials depends on many factors, including the size of the desired patient population, the nature and complexity of the trial protocol, the proximity of patients to clinical sites, and the eligibility criteria for inclusion in the study and patient compliance. Delays in patient enrollment or failure of patients to continue to participate in a planned or ongoing study may cause an increase in costs and delays, or even result in the failure of the trial. Favorable relationships with our investigators are also important in managing and maintaining a clinical development program.

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

Adlea, if approved and commercialized, will face significant competition. For postsurgical pain, morphine administered by infusion pump is a common treatment method. Several other oral, injectable and patch opioids are also used, including Vicodin ® (Abbott Labs), OxyContin ® (Purdue Pharma), Ionsys™ and Duragesic ® (Johnson & Johnson) and generic versions of Duragesic that are manufactured by Mylan & Sandoz. For later-stage osteoarthritis, in addition to NSAIDs, and Celebrex ® (Pfizer), hyaluronic acid products, including Synvisc ® (Genzyme), are injected locally and there is some oral opioid use. For the treatment of tendonitis, glucocorticosteroids are used. TRPV1, which is involved in the transmission of pain signals to the brain and which is affected by Adlea, has become a popular target for the pharmaceutical industry. TRPV1 inhibitors, or agonists, that may also compete with Adlea are being developed by several companies, including Merck-Neurogen, Pfizer-Renovis (a subsidiary of Evotec AG), Amgen, Schwarz Pharma-Amore Pacific, Purdue Pharma, and PainCeptor. These TRPV1 inhibitors are expected to advance to clinical evaluation shortly. We believe there are other products that are in development that may compete with our current product candidates.

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

Our executive officers, directors and principal stockholders, together with their affiliates, own approximately 48.9% of our voting stock, including shares subject to outstanding options based upon shares outstanding as of March 31, 2009. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation, dated February 18, 2004.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 15, 2005.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 21, 2006.

3.4(4)	Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2(5)	Specimen stock certificate.

4.3(6)	Form of Warrant to purchase shares of common stock of Anesiva, Inc.

4.4(1)	Form of Amendment to Form of Warrant to purchase shares of common stock of Anesiva, Inc.

4.5(7)	Form of Security.

4.6(8)	Registration Rights Agreement, dated September 30, 2008, by and among Anesiva, Inc., Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation.

4.7(9)	Form of Rights Certificate

4.8(10)	Senior Debt Indenture, dated April 2, 2009, by and between Anesiva, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.9(11)	Supplemental Indenture, dated April 2, 2009, by and between Anesiva, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.10(12)	Second Supplemental Indenture, dated April 28, 2009, by and between Anesiva, Inc. and The Bank of New York Mellon Trust Company, N.A.

10.58(13)*	Executive Change in Control and Severance Benefit Plan, as amended.

10.75(14)	Securities Purchase Agreement, dated January 20, 2009, by and among Anesiva, Inc., Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP.

10.76(1)*	Amendment to Offer Letter, dated June 16, 2008 between Anesiva and Michael L. Kranda entered into as of March 24, 2009.

10.77(15)*	Separation and Consulting Agreement between Anesiva, Inc. and Jean-Frédéric Viret, dated February 18, 2009.

10.78(1)*	Amendment to Offer Letter, dated July 9, 2008 between Anesiva and William C. Houghton entered into as of March 24, 2009.

10.80(1)*	Offer Letter Agreement between Anesiva and John H. Tran, dated March 23, 2009.

10.83(1)*	Retention Bonus Letter between Anesiva and Michael L. Kranda, dated February 25, 2009.

10.84(1)*	Retention Bonus Letter between Anesiva and William C. Houghton, dated February 25, 2009.

10.85(1)*	Retention Bonus Letter between Anesiva and John H. Tran, dated February 25, 2009.

10.86(1)*	Retention Bonus Arrangements.

10.87(16)	Amendment to Securities Purchase Agreement, dated April 1, 2009, by and between Anesiva, Inc. and Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP.

10.88(16)	Sublease Agreement, dated March 27, 2009, by and between Anesiva, Inc. and Titan Pharmaceuticals, Inc.

10.89	First Amendment to Sublease Agreement, dated April 8, 2009, by and between Anesiva, Inc. and Titan Pharmaceuticals, Inc.

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2**	Certification of Vice President, Finance, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as the like-numbered exhibit to our Annual Report on Form 10-K (File No. 000-50573) for the year ended December 31, 2008, filed on March 25, 2009, and incorporated by reference herein.

(2)	Filed as the like-numbered exhibit to our Annual Report on Form 10-K (File No. 000-50573) for the year ended December 31, 2007, filed on March 14, 2008, and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q (File No. 000-50573), for the quarter ended June 30, 2006, filed on August 10, 2006, and incorporated by reference herein.

(4)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-50573), filed on February 11, 2008, and incorporated by reference herein.

(5)	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed on December 4, 2003, and incorporated by reference herein.

(6)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on October 6, 2008, and incorporated by reference herein.

(7)	Filed as Exhibit 10.75 to our Current Report on Form 8-K (File No. 000-50573), filed on January 23, 2009, and incorporated by reference herein.

(8)	Filed as Exhibit 10.71 to our Current Report on Form 8-K (File No. 000-50573), filed on October 6, 2008, and incorporated by reference herein.

(9)	Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.

(10)	Filed as Exhibit 4.2 to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.

(11)	Filed as Exhibit 4.3 to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.

(12)	Filed as Exhibit 4.4. to our Current Report on Form 8-K (File No. 000-50573), filed on April 28, 2009, and incorporated by reference herein.

(13)	Filed as Exhibit 10.76 to our Current Report on Form 8-K (File No. 000-50573), filed on January 23, 2009, and incorporated by reference herein

(14)	Filed as Exhibit 10.74 to our Current Report on Form 8-K (File No. 000-50573), filed on January 23, 2009, and incorporated by reference herein.

(15)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on February 19, 2009, and incorporated by reference herein.

(16)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.

*	Management contract, compensatory plan or arrangement.

**	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2009

Anesiva, Inc.

/s/ Michael L. Kranda
Michael L. Kranda President and Chief Executive Officer (Principal Executive Officer)

/s/ John H. Tran
John H. Tran VP, Finance and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation, dated February 18, 2004.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 15, 2005.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 21, 2006.

3.4(4)	Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2(5)	Specimen stock certificate.

4.3(6)	Form of Warrant to purchase shares of common stock of Anesiva, Inc.

4.4(1)	Form of Amendment to Form of Warrant to purchase shares of common stock of Anesiva, Inc.

4.5(7)	Form of Security.

4.6(8)	Registration Rights Agreement, dated September 30, 2008, by and among Anesiva, Inc., Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation.

4.7(9)	Form of Rights Certificate

4.8(10)	Senior Debt Indenture, dated April 2, 2009, by and between Anesiva, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.9(11)	Supplemental Indenture, dated April 2, 2009, by and between Anesiva, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.10(12)	Second Supplemental Indenture, dated April 28, 2009, by and between Anesiva, Inc. and The Bank of New York Mellon Trust Company, N.A.

10.58(13)*	Executive Change in Control and Severance Benefit Plan, as amended.

10.75(14)	Securities Purchase Agreement, dated January 20, 2009, by and among Anesiva, Inc., Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP.

10.76(1)*	Amendment to Offer Letter, dated June 16, 2008 between Anesiva and Michael L. Kranda entered into as of March 24, 2009.

10.77(15)*	Separation and Consulting Agreement between Anesiva, Inc. and Jean-Frédéric Viret, dated February 18, 2009.

10.78(1)*	Amendment to Offer Letter, dated July 9, 2008 between Anesiva and William C. Houghton entered into as of March 24, 2009.

10.80(1)*	Offer Letter Agreement between Anesiva and John H. Tran, dated March 23, 2009.

10.83(1)*	Retention Bonus Letter between Anesiva and Michael L. Kranda, dated February 25, 2009.

10.84(1)*	Retention Bonus Letter between Anesiva and William C. Houghton, dated February 25, 2009.

10.85(1)*	Retention Bonus Letter between Anesiva and John H. Tran, dated February 25, 2009.

Exhibit Number	Description of Document

10.86(1)*	Retention Bonus Arrangements.

10.87(16)	Amendment to Securities Purchase Agreement, dated April 1, 2009, by and between Anesiva, Inc. and Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP.

10.88(16)	Sublease Agreement, dated March 27, 2009, by and between Anesiva, Inc. and Titan Pharmaceuticals, Inc.

10.89	First Amendment to Sublease Agreement, dated April 8, 2009, by and between Anesiva, Inc. and Titan Pharmaceuticals, Inc.

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2**	Certification of Vice President, Finance, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as the like-numbered exhibit to our Annual Report on Form 10-K (File No. 000-50573) for the year ended December 31, 2008, filed on March 25, 2009, and incorporated by reference herein.

(2)	Filed as the like-numbered exhibit to our Annual Report on Form 10-K (File No. 000-50573) for the year ended December 31, 2007, filed on March 14, 2008, and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q (File No. 000-50573), for the quarter ended June 30, 2006, filed on August 10, 2006, and incorporated by reference herein.

(4)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-50573), filed on February 11, 2008, and incorporated by reference herein.

(5)	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed on December 4, 2003, and incorporated by reference herein.

(6)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on October 6, 2008, and incorporated by reference herein.

(7)	Filed as Exhibit 10.75 to our Current Report on Form 8-K (File No. 000-50573), filed on January 23, 2009, and incorporated by reference herein.

(8)	Filed as Exhibit 10.71 to our Current Report on Form 8-K (File No. 000-50573), filed on October 6, 2008, and incorporated by reference herein.

(9)	Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.

(10)	Filed as Exhibit 4.2 to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.

(11)	Filed as Exhibit 4.3 to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.

(12)	Filed as Exhibit 4.4. to our Current Report on Form 8-K (File No. 000-50573), filed on April 28, 2009, and incorporated by reference herein.

(13)	Filed as Exhibit 10.76 to our Current Report on Form 8-K (File No. 000-50573), filed on January 23, 2009, and incorporated by reference herein

(14)	Filed as Exhibit 10.74 to our Current Report on Form 8-K (File No. 000-50573), filed on January 23, 2009, and incorporated by reference herein.

(15)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on February 19, 2009, and incorporated by reference herein.

(16)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.

*	Management contract, compensatory plan or arrangement.

**	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.