Form 10-Q
period 2009-06-30
ANESIVA, INC.
filed 2009-08-07
CIK 1131517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The total number of shares outstanding of the Registrant’s common stock as of August 3, 2009 was 40,467,057.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Anesiva, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$920	$658
Prepaid expenses and other current assets	391	1,021
Restricted cash	—	589
Assets held-for-sale	191	217

Total current assets	1,502	2,485
Property, plant and equipment, net	126	218
Other assets	322	350

Total assets	$1,950	$3,053

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,413	$8,016
Accrued clinical trial liabilities	375	1,218
Accrued compensation	179	297
Other accrued liabilities	4,329	1,522
Debt obligations	9,325	—

Total current liabilities	19,621	11,053
Other long-term liabilities	750	—
Commitments
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000 shares authorized	—	—
Common stock, $0.001 par value; 100,000 shares authorized at June 30, 2009 and December 31, 2008; 40,467 and 40,469 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	41	41
Additional paid-in capital	304,364	303,937
Accumulated deficit	(322,826)	(311,978)

Total stockholders’ equity (deficit)	(18,421)	(8,000)

Total liabilities and stockholders’ equity	$1,950	$3,053

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Contract revenues	$—	$302	$—	$303
Operating expenses:
Research and development	1,726	10,598	3,581	19,972
General and administrative	1,505	4,278	7,170	8,527

Total operating expenses	3,231	14,876	10,751	28,499

Loss from operations	(3,231)	(14,574)	(10,751)	(28,196)
Gain on sale of assets	15	—	80	—
Interest and other expense	(450)	(396)	(501)	(679)
Interest and other income	39	285	42	816

Loss before discontinued operations	(3,627)	(14,685)	(11,130)	(28,059)
Gain (Loss) from discountinued operations	361	(7,174)	281	(15,383)

Net income (loss)	$(3,266)	$(21,859)	$(10,849)	$(43,442)

Basic income (loss) per common share:
Continuing operations	$(0.09)	$(0.36)	$(0.28)	$(0.70)
Discountinuing operations	$0.01	$(0.18)	$0.01	$(0.38)

Basic net income (loss) per common share	$(0.08)	$(0.54)	$(0.27)	$(1.08)

Diluted net income (loss) per common share:
Continuing operations	$(0.09)	$(0.36)	$(0.28)	$(0.70)
Discountinuing operations	$0.01	$(0.18)	$0.01	$(0.38)

Diluted net income (loss) per common share	$(0.08)	$(0.54)	$(0.27)	$(1.08)

Weighted average shares used to compute basic net income (loss) per common share	40,458	40,328	40,449	40,299

Weighted average shares used to compute diluted net income (loss) per common share	40,624	40,328	40,593	40,299

See accompanying notes to condensed consolidated financials statements.

Anesiva, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2009	2008
Net loss	$(10,849)	$(43,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in loss of the CJV	—	(61)
Depreciation and amortization	74	672
Provision in inventory		1,003
Stock-based compensation	425	3,166
Amortization of debt discount	250	20
Loss (gain) on disposal of equipment	(438)	76
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,135	330
Inventories	—	(3,190)
Other assets	—	(72)
Accounts payable	(2,244)	711
Accrued clinical trial liabilities	(843)	506
Accrued compensation	(117)	656
Other accrued liabilities	3,239	(245)

Net cash used in operating activities	(9,368)	(39,870)

Investing activities
Cash from consolidation of the CJV	—	546
Purchases of property, plant and equipment	—	(2,744)
Proceeds from disposal of equipment	235	—

Net cash provided by (used in) investing activities	235	(2,198)

Financing activities
Repayment of equipment loans and capital lease obligations	—	(746)
Proceeds from issuance of common stock	2	198
Proceeds from term loans	9,393	418

Net cash provided by (used in) financing activities	9,395	(130)

Net increase (decrease) in cash and cash equivalents	262	(42,198)
Effect of foreign exchange rates on cash and cash equivalents	—	25

Cash and cash equivalents at beginning of period	658	90,840

Cash and cash equivalents at end of period	$920	$48,667

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

Adlea and Zingo are different drugs, each with its own mechanisms of action. Adlea is a novel non-opioid drug candidate that is a vanilloid receptor 1 agonist, or TRPV1 agonist, based on the compound capsaicin which provides analgesia from weeks to months. Zingo is comprised of microcrystals of lidocaine delivered into the skin by compressed gas and employs a proprietary needle-free dispenser.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred recurring operating losses and negative cash flows from operations. At June 30, 2009, the Company has a negative working capital and a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company will be required to significantly reduce its research, development, and administrative operations, including further reduction of its employee base, or the Company may be required to cease operations completely, or liquidate in order to offset the lack of available funding. The financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuance as a going concern is dependent on our future profitability and on the on-going support of our shareholders, affiliates and creditors and our future product commercialization and profitability. In order to mitigate the going concern issues, we are actively pursuing business partnerships, merger, sale or other combination of the company, managing our continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements.

We believe that our existing cash and cash equivalents, including amounts received subsequent to June 30, 2009, will be sufficient to fund our activities through the end of August 2009. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development or we may need to cease operations completely, or liquidate. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidate we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

Our capital requirements depend on numerous factors, including: our ability to continue implementing our restructuring plan, our management of continuing operations, completion of our clinical development plan and whether we determine to pursue other indications for Adlea. Our announcement that we have discontinued Zingo manufacturing and commercial operations and that the ACTIVE-1 Phase 3 clinical trial evaluating Adlea for use in bunionectomy surgeries did not meet its primary end point and receipt of the Nasdaq delisting determination letter have significantly depressed our stock price and severely impaired our ability to raise additional funds. It could be difficult or impossible for us to raise additional capital.

If we do proceed with raising funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. As a consequence if we are unable to obtain any additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned development and commercialization activities, which could materially harm our business. In addition, we have already significantly reduced our workforce and may need to further reduce or curtail our current workforce or may even cease operations completely, or liquidate if we do not obtain any additional funding. At June 30, 2009, we had higher total liabilities compared to total assets on our consolidated balance sheets.

Deficiency letter from The Nasdaq Global Market

On March 27, 2009 the Company received a notification from The Nasdaq Stock Market (“Nasdaq”) that the Company is not in compliance with Marketplace Rule 4450(a)(3) because the Company’s stockholders’ equity at December 31, 2008 was less than the $10.0 million required for continued listing on The Nasdaq Global Market. In addition, the Company is not in compliance with Marketplace Rule 4450(b)(1) because the market value of listed securities of the Company is less than $50.0 million and the total assets and total revenue of the Company was less than $50.0 million as of December 31, 2008. In the notice, Nasdaq requested that the Company provide a plan to regain compliance with the continued listing requirements of The Nasdaq Global Market by April 13, 2009.

On July 17, 2009, we received a letter from Nasdaq notifying us that based on Nasdaq’s further review of the Company’s business plan and material submitted by us, the Company has failed to regain compliance with the minimum requirement for continued listing and that, therefore, Nasdaq has determined to delist our securities from The Nasdaq Global Market. As provided in the Nasdaq Listing Rule 5815(a)(1)(A), we have the opportunity to appeal the decision to a Nasdaq Hearings Panel. On July 24, 2009, we filed the request for an appeal and, as a result, our securities will remain listed on The Nasdaq Global Market pending a decision by the Hearings Panel.

Merger Agreement

On August 4, 2009, Anesiva, Inc. (the “Company”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Arca Acquisition Corporation (“Arca”), a wholly owned subsidiary of the Company, Arcion Therapeutics, Inc. (“Arcion”). The Merger Agreement provides that, among other things, upon the terms and subject to the conditions set forth in the Merger Agreement, Arca will merge with and into Arcion, a privately held corporation, with Arcion as the surviving corporation of the merger (the “Merger”). As a result of the Merger, Arcion will become a wholly owned subsidiary of the Company and each outstanding share of Arcion capital stock will be converted into the right to receive shares of Company common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement, the Company will issue, and Arcion stockholders will receive in a tax-free exchange, shares of Anesiva common stock such that Arcion stockholders will own approximately 64% and Company stockholders will own approximately 36% of the outstanding shares of the Company immediately following the Merger and the Reinvestment (as defined below). Consummation of the Merger is subject to customary closing conditions, including approval by the stockholders of the Company and Arcion. In connection with the execution of the Merger Agreement, certain stockholders of the Company, including entities affiliated with certain members of the Company’s board of directors, entered into voting agreements pursuant to which they have agreed to, among other things, vote in favor of the issuance of common stock pursuant to the Merger.

Amendment to Securities Purchase Agreement

On August 4, 2009, the Company entered into a second amendment (the “Amendment”) to the securities purchase agreement, dated as of January 20, 2009 and amended on April 1, 2009 (the “Securities Agreement”), by and between the Company and Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP (each an “Investor” and collectively, the “Investors”) which, among other things, provides that in connection with the Merger the Company shall redeem, on or following the consummation of the Merger, all of the outstanding securities issued pursuant to the Securities Agreement for a price equal to only 100% of the aggregate principal amount of such securities plus all accrued but unpaid returns thereon.

Reinvestment Agreement

On August 4, 2009, the Company entered into a reinvestment agreement with Arcion and the Investors (the “Reinvestment Agreement”), contingent upon consummation of the Merger. The Reinvestment Agreement provides that immediately following the redemption by the Company of all of the outstanding securities held by the Investors issued pursuant to the Securities Purchase Agreement at a redemption price in cash equal to 100% of the aggregate outstanding principal amount of and all accrued but unpaid returns on such securities being redeemed, each Investor, upon receipt of the redemption price for the securities, will reinvest the proceeds of such redemption by purchasing unregistered common stock of the Company at a fixed price of $0.30 per share. The Reinvestment Agreement further provides that following the consummation of the merger, and upon the repurchase by the Company of all of the 7% senior notes due 2010 (the “Notes”) held by the Investors and outstanding under that certain Supplemental Indenture dated April 2, 2009, as supplemented by that Second Supplemental Indenture, dated April 28, 2009, by and between the Company and the Bank of New York Mellon Trust Company, N.A., each Investor will reinvest the proceeds of the repurchase of its outstanding Notes, together with any accrued by unpaid returns and interest thereon, by purchasing unregistered common stock of the Company at a fixed price of $0.30 per share. The transactions contemplated by the Reinvestment Agreement are referred to as the “Reinvestment.”

The accompanying unaudited condensed consolidated financial statements of Anesiva and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management these unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Anesiva’s financial position at June 30, 2009 and Anesiva’s results of operations for the three and six month periods ended June 30, 2009 and 2008 and cash flows for the six month periods ended June 30, 2009 and 2008. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Anesiva, Inc., our wholly owned subsidiaries, AlgoRx Pharmaceuticals, Inc. and Anesiva Hong Kong Ltd. In addition, we consolidate variable interest entities (VIEs) for which we are deemed the primary beneficiary. Specifically, during 2008, we consolidated the results of our joint venture with Wanbang Biopharmaceutical Corporation Limited, Wanbang, China, and an individual investor that was determined to be a VIE. We had determined that we were the primary beneficiary of the VIE until the restructuring of the Cooperative Joint Venture (CJV) operations in December 2008. We use the equity method to account for investments in entities in which we have a substantial ownership interest (20% to 50%), but for which do not require consolidation because we do not have significant influence over the operating and financial decisions of the investee. Our consolidated statement of operations includes our share of the earnings and losses of these entities during such periods. Intercompany accounts and transactions have been eliminated.

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

Concentration of Credit Risks and Fair Value of Financial Instruments

The carrying values of our financial instruments, which include cash and cash equivalents, other assets, accounts payable and accrued expenses and debt obligations, approximate their fair values. In accordance with the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or FAS 157, we have classified our debt obligations within the Level 3 fair value hierarchy. We have not recognized any realized or unrealized gains or losses during the period.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist of salaries, employee benefits, laboratory supplies, consulting services, manufacturing products and services, preclinical and clinical services, and facility costs.

Discontinued Operations

In accordance with FAS 144, Accounting for the Impairment or Disposal of Long–Lived Assets , the manufacturing and commercial activities relating to Zingo could be clearly distinguished operationally and, for financial reporting purposes, from the rest of our continued operations since it met the following two conditions: (1) the operations and cash flows for Zingo have been eliminated from the ongoing operations of our company as approved by our board of directors, and, (2) we will not have any significant continuing involvement in the operations of Zingo after a disposal transaction.

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

Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding (excluding unvested founders’ shares subject to repurchase). Diluted net income (loss) per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common shares equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, convertible debt, shares issuable upon the exercise of stock options, and unvested founders’ shares subject to repurchase. Diluted loss per share is identical to basic loss per share since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

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

Stock compensation

We estimate the fair value of each option grant to employees on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2009	2008	2008	2009	2008	2008
	Stock option plans		ESPP	Stock option plans		ESPP
Dividend yield	—	—	—	—	—	—
Risk-free interest rate	2.3%	3.2%	3.0%	2.1%	2.8%	3.0%
Volatility	161%	74%	74%	161%	73%	74%
Expected life (in years)	5.3	5.5	0.5	5.4	5.4	0.5

During the three months ended June 30, 2009 and 2008, we granted options to purchase 119,000 and 157,000 shares of common stock to employees, respectively. During the six months ended June 30, 2009 and 2008 we granted options to purchase 179,000 and 1.1 million shares of common stock to employees, respectively. During the three months ended June 30, 2009 and 2008, the weighted average fair value of the options granted was $0.33 and $2.27, respectively. During the six months ended June 30, 2009 and 2008, the weighted average fair value of the options granted was $0.35 and $2.99, respectively.

Employee stock-based compensation expense recognized for the three and six months ended June 30, 2009 and 2008 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	For the Three Months Ended June 30,					For the Six Months Ended June 30,
	Stock options		ESPP	Restricted stock		Stock options		ESPP	Restricted stock
	2009	2008	2008	2009	2008	2009	2008	2008	2009	2008
Research and development	$72	$405	$22	$5	$24	$166	$788	$48	$2	$33
General and administrative	70	850	20	3	32	242	1,862	40	5	104
Discontinued operations	—	1	—	—	—	—	1	—	—	—

	$142	$1,256	$42	$8	$56	$408	$2,651	$88	$7	$137

At June 30, 2009, the unrecognized compensation expense related to unvested outstanding stock options was approximately $554,000 which will be recognized through 2012, and the weighted-average remaining recognition period was 3.14 years. As of January 1, 2009, we did not have any participants in the Employee Stock Purchase Plan.

We have also granted restricted stock awards and stock options to consultants. We account for stock awards issued to such non-employees in accordance with the provisions of Emerging Issues Task Force, or EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or Issue No. 96-18. Under Issue No. 96-18, stock awards to non-employees are accounted for at their respective fair values using the Black-Scholes option-pricing model unless a more readily determinable fair value is available. The fair value of options granted to non-employees is remeasured during the performance period as the underlying options vest or as milestones are reached. During the six months ended June 30, 2009, we did not grant any shares of restricted stock or shares to purchase stock options to non-employees. During the three months ended June 30, 2009, we recorded approximately $1,000 in stock-based compensation expense for stock options previously granted to non-employees. During the six months ended June 30, 2009 we recorded approximately $5,000 and $6,000 in stock-based compensation expense for restricted stock and stock options granted to non-employees, respectively, for previously granted options. During the three months ended June 30, 2008, we granted a stock option to purchase 7,000 shares of common stock to one non-employee and recorded approximately $249,000 in stock-based compensation expense. During the six months ended June 30, 2008, we granted 10,000 shares of restricted stock and stock options to purchase 7,000 shares of common stock to two non-employees and recorded approximately $87,000 and $203,000 in stock-based compensation expense, respectively.

Fair Value Measurement

On January 1, 2008, we adopted the provisions of FAS 157 on a prospective basis for our financial assets and liabilities. We do not hold any non-financial assets that are recognized or disclosed at fair value. FAS 157 requires that we determine the fair value of assets and liabilities using the fair value hierarchy established in FAS 157 and describes three levels of inputs that may be used to measure fair value, as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity.

The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.

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

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of FAS 165 for the quarter ended June 30, 2009. The adoption of FAS 165 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification™” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have evaluated this new statement, and have determined that it will not have a significant impact on the determination or reporting of our financial results.

2. Net Income (loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding (excluding unvested founders’ shares subject to repurchase). Diluted net income (loss) per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common shares equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, convertible debt, shares issuable upon the exercise of stock options, and unvested founders’ shares subject to repurchase. Diluted loss per share is identical to basic loss per share since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Numerator for basic and diluted net income (loss) per share:
Net income (loss) from continuing operations	$(3,627)	$(14,685)	$(11,130)	$(28,059)

Net income (loss) from discontinued operations	$361	$(7,174)	$281	$(15,383)

Net income (loss)	$(3,266)	$(21,859)	$(10,849)	$(43,442)

Denominator for basic net income (loss) per share:
Weighted-average shares of common stock outstanding	40,457,561	40,328,320	40,448,843	40,298,734
Effects of diluted stock options	166,423	—	144,459	—

Weighted-average shares used in computing diluted net income (loss) per share	40,623,984	40,328,320	40,593,302	40,298,734

Basic income (loss) per common share:
Continuing operations	$(0.09)	$(0.36)	$(0.28)	$(0.70)
Discountinuing operations	$0.01	$(0.18)	$0.01	$(0.38)

Basic net income (loss) per common share	$(0.08)	$(0.54)	$(0.27)	$(1.08)

Diluted net income (loss) per common share:
Continuing operations	$(0.09)	$(0.36)	$(0.28)	$(0.70)
Discountinuing operations	$0.01	$(0.18)	$0.01	$(0.38)

Diluted net income (loss) per common share	$(0.08)	$(0.54)	$(0.27)	$(1.08)

The following table shows dilutive common share equivalents outstanding, which are included in the above historical calculations of diluted income per common share but excluded from the diluted loss per common share as the effect of their inclusion in diluted loss per common share is anti-dilutive during each period in which we had a loss. Restricted stock that is not yet vested is included as dilutive common share equivalents because we consider such securities as the equivalent of stock options.

	Six Months Ended June 30,
	2009	2008
Restricted stock	—	115,876
Warrants	1,193,388	65,212
Options	1,718,274	4,294,266

Total	2,911,662	4,475,354

3. Restructurings

In October 2006, we announced the closure of a former AlgoRx Pharmaceuticals, Inc. office space in Secaucus, New Jersey to further reduce ongoing operational costs. As a result, we incurred a charge of approximately $176,000 primarily related to severance costs for five employees. Also in October 2006, we recorded a charge of approximately $487,000 related to vacating our office space in Secaucus, New Jersey and discontinuing other office equipment operating leases. In September 2007, we recorded an additional charge of $579,000 due to the elimination of any future sublease income, as a result of a worsening of the office rental market in Secaucus, New Jersey. The lease related to this office space expired July 2009 and the remaining leases related to the office equipment expired January 2009. At

June 30, 2009, the remaining accrued liability related to this lease of the Secaucus office was approximately $168,000. The following table sets forth the activity in the accrued liability related to exiting the lease of our office space in Secaucus, New Jersey, which is included in other accrued liabilities at June 30, 2009 (in thousands):

Exit Costs of Secaucus Office
Accrued liabilities at December 31, 2007	$657
Payment against accrued liability	(383)

Accrued liabilities at December 31, 2008	274
Payment against accrued liability	(106)

Accrued liabilities at June 30, 2009	$168

On September 2, 2008, we announced that we were realigning our operations. Accordingly, we reduced our workforce by 21 employees to focus primarily on sales, marketing, late-stage clinical development and outsourced manufacturing. We recorded an expense of $551,000 in severance salaries and other termination-related benefits related to the termination of 21 employees. During the year ended December 31, 2008, we made payments of $478,000 related to the restructuring. During the six months ended June 30, 2009, we made payments of $9,000 related to restructuring. At June 30, 2009, we had approximately $64,000 accrued for severance salaries and other termination-related benefits relating to the reduction-in-force. The following table sets forth the activity in the accrued liability related to severance costs, which is included in other accrued liabilities at June 30, 2009 (in thousands):

Employee Severance Costs
Accrued liabilities at September 2, 2008	$551
Payment against accrued liability	(478)

Accrued liabilities at December 31, 2008	73
Payment against accrued liability	(9)

Accrued liabilities at June 30, 2009	$64

On November 8, 2008, our board of directors approved the restructuring of our operations to focus on the clinical and commercial development of Adlea, our novel, capsaicin-based product candidate currently in late-stage clinical development for the management of acute post-operative pain following orthopedic surgery, and to discontinue Zingo manufacturing and commercial operations as a result of manufacturing challenges and limited market penetration. In connection with the restructuring, we reduced our workforce and eliminated our sales and marketing functions of 23 employees relating to Zingo commercial activities. We offered severance benefits to the terminated employees, and recorded a restructuring charge of approximately $500,000, primarily associated with personnel-related termination costs during the fourth quarter of fiscal 2008. In conjunction with the discontinued Zingo operations, we recorded a charge of approximately $242,000 related to vacating our sales and marketing office space in Conshohocken, Pennsylvania as its primary purpose was to facilitate the Zingo commercial activities. The lease related to this office space expires in November 2009. There have been no payments made on this facility since November 8, 2008.

In March 2009, our board of directors approved the closure of the office and laboratory space in South San Francisco, California to further reduce ongoing operational costs. As a result, we incurred a charge of approximately

$3.3 million related to vacating our office space. The lease related to this office and laboratory space expires in November 2010. At June 30, 2009, the remaining liability related to this sublease of the South San Francisco office was approximately $3.3 million, which is included in other accrued liabilities on our condensed consolidated balance sheet.

4. Leases and Commitments

Leases

In March 2009, we entered into a sublease for office space in South San Francisco, California under a noncancelable operating lease, effective April 1, 2009 through June 2010. The future minimum payments for the operating lease as of June 30, 2009 are approximately $107,000.

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

On January 16, 2009, Maria Monshaw filed a lawsuit against us in U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges breach of contract and non-payment of consulting services and business expenses totaling approximately $136,000 as well as interest and legal costs. We are unable to predict the outcome of this litigation at this time.

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

On May 29, 2009, Coulter Pharmaceutical, Inc. filed a suit for damages against us in the California Superior Court, County of San Mateo alleging breach of sublease agreement and seeking more than $25,000 in damages. We are unable to predict the outcome of this litigation at this time.

On June 1, 2009, John Regan filed a wage complaint claim with the Division of Labor Standards Enforcement (“DLSE”) of the California Department of Industrial Relations alleging non-payment of severance payments totaling $63,000 under his separation and consulting agreement dated September 3, 2008. A hearing was held on July 27, 2009 at the DLSE. On July 29, 2009, the DLSE awarded John Regan $102,000. We intend to appeal this award and we are unable to predict the outcome of this appeal at this time.

On June 8, 2009 GKD-USA, Inc. filed a lawsuit against us in the Circuit Court for Dorchester County, Maryland alleging the non-payment for goods and services in the amount of $273,000. We are unable to predict the outcome of this litigation at this time.

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

On July 3, 2009, the Company, Wanbang, an individual investor and the CJV entered into a termination agreement (the “Termination Agreement”) for the termination, liquidation and dissolution of the CJV and the termination of the cooperative joint venture contract, dated October 11, 2007 (the “CJV Contract”) and any other agreements among the Company, Wanbang and the individual investor and between the Company and the CJV. Under the Termination Agreement, Wanbang released us from any and all claims and obligations under the CJV and the remaining assets of the CJV would be distributed to Wanbang and the individual investor. At December 31, 2008, the Company impaired its investment in the CJV as part of the discontinued operations for Zingo. The parties also terminated all rights, obligations, responsibilities and liabilities of the parties under the CJV Contract, the Quality Agreement between the Company and the CJV, dated July 16, 2008 and the Technology License Agreement between the Company and the CJV, dated August 6, 2008. The Company did not pay or receive any monetary considerations upon termination of the agreement.

The significant components of our Zingo manufacturing and commercial operations, which were presented as discontinued operations for the three and six months ended June 30, 2009 and 2008, were as follows (in thousands except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Operating expenses:
Research and development	58	3,538	118	7,539
General and administrative	—	3,636	—	7,844

Total operating expenses	58	7,174	118	15,383

Gain on sale of assets	(358)	—	(358)	—
Interest and other expenses	24	—	44	—
Interest and other income	(85)	—	(85)	—

Gain (Loss) from discontinued operations	$361	$(7,174)	$281	$(15,383)

Net income(loss) per common share

Basic net income (loss) per share	$0.01	$(0.18)	$0.01	$(0.38)

Diluted net income (loss) per share	$0.01	$(0.18)	$0.01	$(0.38)

Weighted average shares used to compute basic net income (loss) per common share	40,458	40,328	40,449	40,299

Weighted average shares used to compute diluted net income (loss) per common share	40,624	40,328	40,593	40,299

6. Debt

On January 20, 2009, we entered into the Investor Agreement where we agreed to sell and issue Investor Securities for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The Investor Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of 7% percent per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Investor Securities, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. As of July 20, 2009, we are obligated to pay the outstanding principal and accrued but unpaid interest at the request of a certain majority of the Investors, which has not been received by the Company. Under the terms of the Reinvestment Agreement and upon the close of the Merger, immediately following the redemption by the Company of all of the outstanding securities held by the Investors issued pursuant to the Securities Purchase Agreement at a redemption price in cash equal to 100% of the aggregate outstanding principal amount of and all accrued but unpaid returns on such securities being redeemed, each Investor, upon receipt of the redemption price for the securities, will reinvest the proceeds of such redemption by purchasing unregistered common stock of the Company at a fixed price of $0.30 per share. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, a second tranche of $2.0 million on March 3, 2009 and the final tranche of approximately $1.3 million on April 1, 2009. At June 30, 2009, we had approximately $6.3 million principal amount and approximately $163,000 accrued interest of Investor Securities outstanding.

On April 2, 2009, we offered the holders of our common stock the Rights Offering to purchase the Rights Offering Notes subject to the terms and conditions set forth in the Indenture. On April 28, 2009, we completed the Rights Offering. We received total gross proceeds of approximately $1.1 million in exchange for the issuance of these Rights Offering Notes. The Rights Offering Notes will bear interest at a rate of 7% per annum. If we default under the Rights Offering Notes, the Rights Offering Notes will bear interest at a rate of 14% per annum. If a change of control event occurs as defined under the Rights Offering Notes, we will owe the holders of the Rights Offering Notes seven (7) times the amount of the outstanding principal amount of the unsecured notes, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. Unless we pay the principal and accrued but unpaid interest back early under a change control event, we will pay the outstanding principal and accrued but unpaid interest on April 28, 2010. At June 30, 2009, we had approximately $1.1 million principal amount and approximately $14,000 accrued interest of Rights Offering Notes outstanding.

On May 18, 2009, we entered into a secured note purchase agreement (the “Note Purchase Agreement”) with Arcion Therapeutics, Inc. (Arcion), pursuant to which we agreed to sell and issue a note (the “Arcion Note”) in the principal amount of $2.0 million, subject to the terms and conditions set forth in the Note Purchase Agreement. The Arcion Note is secured by a first priority security interest in all of the assets of the Company and AlgoRx Pharmaceuticals, Inc. (“AlgoRx”), one of our wholly-owned subsidiaries. The Arcion Note accrues interest at a continuously compounding rate of 10% per annum. During the occurrence and continuance of an event of default, the Arcion Note will accrue interest at a continuously compounding rate of 14% per annum. Unless earlier paid pursuant to the terms of the Note Purchase Agreement or accelerated in connection with an event of default, subject to the terms of the Note Purchase Agreement, the outstanding principal and accrued but unpaid returns will be immediately due and payable on October 20, 2009. We may prepay the Arcion Note at any time without penalty. An event of default is defined in the Note Purchase Agreement to include, among other things: (1) a default of the Company or a subsidiary of the Company beyond any applicable cure period under any monetary liability that results in the acceleration of payment of such obligation in an amount over $100,000; (2) any judgment(s) entered against the Company or any subsidiary which in the aggregate exceeds $100,000 and remains unsatisfied pending appeal for 45 days or more after entry; and (3) a failure to pay any principal or interest due under the Arcion Note or failure to pay any other charges due under the Note Purchase Agreement, with such failure continuing for at least three business days. At June 30, 2009, we had $2.0 million principal amount and approximately $24,000 accrued interest of Arcion Note outstanding.

7. Subsequent Events

In accordance with FAS 165, the Company evaluated all events or transactions that occurred after June 30, 2009 up through August 6, 2009, the date the Company issued these financial statements.

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

Liquidity

We have an accumulated deficit of $322.8 million as of June 30, 2009. Additionally, we have used net cash of $9.4 million and $39.9 million to fund our operating activities for six months ended June 30, 2009, and 2008, respectively. All of which contributed to our ending cash and cash equivalent balance of approximately $920,000 at June 30, 2009. To date our operating losses have been funded primarily from outside sources of capital.

During 2008, we initiated our commercialization activities relating to Zingo while simultaneously pursuing available financing sources to support operations and growth. We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations. However, our announcement in November 2008 that we discontinued Zingo manufacturing and commercial operations and that the ACTIVE-1 Phase 3 clinical trial evaluating Adlea for use in bunionectomy surgeries did not meet its primary end point has significantly depressed our stock price. The current credit conditions and the downturn in the financial markets and the global economy may have severely impaired our ability to raise additional funds. At June 30, 2009, we had more total liabilities as compared to total assets on our condensed consolidated balance sheets. We believe that our existing cash and cash equivalents, including amounts received subsequent to June 30, 2009, will be sufficient to fund our activities through the end of August 2009. Accordingly, the combination of these facts raises substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that we will continue as a going concern. If we are unsuccessful in our efforts to raise additional outside capital in the near term, we will be required to significantly reduce our research, development, and administrative operations, including further reduction of our employee base, or we may be required to cease operations completely, or liquidate in order to offset the lack of available funding.

We are pursuing financing opportunities in both the private and public debt as well as through strategic transactions and corporate partnerships. We have an established history of raising capital through these platforms, and we are actively pursuing our options. On January 20, 2009, we entered into the Investor Agreement where we agreed to sell and issue Investor Securities for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The Investor Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of 7% percent per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Investor Securities, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. As of July 20, 2009, we are obligated to pay the outstanding principal and accrued but unpaid interest at the request of a certain majority of the Investors, which has not been received by the Company. Under the terms of the Reinvestment Agreement and upon the close of the Merger, immediately following the redemption by the Company of all of the outstanding securities held by the Investors issued pursuant to the Securities Purchase Agreement at a redemption price in cash equal to 100% of the aggregate outstanding principal amount of and all accrued but unpaid returns on such securities being redeemed, each Investor, upon receipt of the redemption price for the securities, will reinvest the proceeds of such redemption by purchasing unregistered common stock of the Company at a fixed price of $0.30 per share. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, a second tranche of $2.0 million on March 3, 2009 and the final tranche of approximately $1.3 million on April 1, 2009 under the Investor Agreement.

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

On May 18, 2009, we entered into a secured note purchase agreement (the “Note Purchase Agreement”) with Arcion Therapeutics, Inc. (Arcion), pursuant to which we agreed to sell and issue a note (the “Arcion Note”) in the principal amount of $2.0 million, subject to the terms and conditions set forth in the Note Purchase Agreement. The Arcion Note is secured by a first priority security interest in all of the assets of the Company and AlgoRx Pharmaceuticals, Inc. (“AlgoRx”), one of our wholly-owned subsidiaries. The Arcion Note accrues interest at a continuously compounding rate of 10% per annum. During the occurrence and continuance of an event of default, the Arcion Note will accrue interest at a continuously compounding rate of 14% per annum. Unless earlier paid pursuant to the terms of the Note Purchase Agreement or accelerated in connection with an event of default, subject to the terms of the Note Purchase Agreement, the outstanding principal and accrued but unpaid returns will be immediately due and payable on October 20, 2009. We may prepay the Arcion Note at any time without penalty. An event of default is defined in the Note Purchase Agreement to include, among other things: (1) a default of the Company or a subsidiary of the Company beyond any applicable cure period under any monetary liability that results in the acceleration of payment of such obligation in an amount over $100,000; (2) any judgment(s) entered against the Company or any subsidiary which in the aggregate exceeds $100,000 and remains unsatisfied pending appeal for 45 days or more after entry; and (3) a failure to pay any principal or interest due under the Arcion Note or failure to pay any other charges due under the Note Purchase Agreement, with such failure continuing for at least three business days.

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

Deficiency letter from The Nasdaq Global Market

On March 27, 2009 the Company received a notification from The Nasdaq Stock Market (“Nasdaq”) that the Company is not in compliance with Marketplace Rule 4450(a)(3) because the Company’s stockholders’ equity at December 31, 2008 was less than the $10.0 million required for continued listing on The Nasdaq Global Market. In addition, the Company is not in compliance with Marketplace Rule 4450(b)(1) because the market value of listed securities of the Company is less than $50.0 million and the total assets and total revenue of the Company was less than $50.0 million as of December 31, 2008. In the notice, Nasdaq requested that the Company provide a plan to regain compliance with the continued listing requirements of The Nasdaq Global Market by April 13, 2009.

On July 17, 2009, we received a letter from Nasdaq notifying us that based on Nasdaq’s further review of the Company’s business plan and material submitted by us, the Company has failed to regain compliance with the minimum requirement for continued listing and that, therefore, Nasdaq has determined to delist our securities from The Nasdaq Global Market. As provided in the Nasdaq Listing Rule 5815(a)(1)(A), we have the opportunity to appeal the decision to a Nasdaq Hearings Panel. On July 24, 2009, we filed the request for an appeal and, as a result, our securities will remain listed on The Nasdaq Global Market pending a decision by the Hearings Panel.

Merger Agreement

On August 4, 2009, Anesiva, Inc. (the “Company”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Arca Acquisition Corporation (“Arca”), a wholly owned subsidiary of the Company, Arcion Therapeutics, Inc. (“Arcion”). The Merger Agreement provides that, among other things, upon the terms and subject to the conditions set forth in the Merger Agreement, Arca will merge with and into Arcion, a privately held corporation, with Arcion as the surviving corporation of the merger (the “Merger”). As a result of the Merger, Arcion will become a wholly owned subsidiary of the Company and each outstanding share of Arcion capital stock will be converted into the right to receive shares of Company common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement, the Company will issue, and Arcion stockholders will receive in a tax-free exchange, shares of Anesiva common stock such that Arcion stockholders will own approximately 64% and Company stockholders will own approximately 36% of the outstanding shares of the Company immediately following the Merger and the Reinvestment (as defined below). Consummation of the Merger is subject to customary closing conditions, including approval by the stockholders of the Company and Arcion. In connection with the execution of the Merger Agreement, certain stockholders of the Company, including entities affiliated with certain members of the Company’s board of directors, entered into voting agreements pursuant to which they have agreed to, among other things, vote in favor of the issuance of common stock pursuant to the Merger.

Amendment to Securities Purchase Agreement

On August 4, 2009, the Company entered into a second amendment (the “Amendment”) to the securities purchase agreement, dated as of January 20, 2009 and amended on April 1, 2009 (the “Securities Agreement”), by and between the Company and Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP (each an “Investor” and collectively, the “Investors”) which, among other things, provides that in connection with the Merger the Company shall redeem, on or following the consummation of the Merger, all of the outstanding securities issued pursuant to the Securities Agreement for a price equal to only 100% of the aggregate principal amount of such securities plus all accrued but unpaid returns thereon.

Reinvestment Agreement

On August 4, 2009, the Company entered into a reinvestment agreement with Arcion and the Investors (the “Reinvestment Agreement”), contingent upon consummation of the Merger. The Reinvestment Agreement provides that immediately following the redemption by the Company of all of the outstanding securities held by the Investors issued pursuant to the Securities Purchase Agreement at a redemption price in cash equal to 100% of the aggregate outstanding principal amount of and all accrued but unpaid returns on such securities being redeemed, each Investor, upon receipt of the redemption price for the securities, will reinvest the proceeds of such redemption by purchasing unregistered common stock of the Company at a fixed price of $0.30 per share. The Reinvestment Agreement further provides that following the consummation of the merger, and upon the repurchase by the Company of all of the 7% senior notes due 2010 (the “Notes”) held by the Investors and outstanding under that certain Supplemental Indenture dated April 2, 2009, as supplemented by that Second Supplemental Indenture, dated April 28, 2009, by and between the Company and the Bank of New York Mellon Trust Company, N.A., each Investor will reinvest the proceeds of the repurchase of its outstanding Notes, together with any accrued by unpaid returns and interest thereon, by purchasing unregistered common stock of the Company at a fixed price of $0.30 per share. The transactions contemplated by the Reinvestment Agreement are referred to as the “Reinvestment.”

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

Adlea and Zingo are different drugs, each with own mechanisms of action. Adlea is a novel non-opioid drug candidate that is a vanilloid receptor 1 agonist, or TRPV1 agonist, based on the compound capsaicin which provides analgesia from weeks to months. Zingo is comprised of microcrystals of lidocaine delivered into the skin by compressed gas and employs a proprietary needle-free dispenser.

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

We use our employee and infrastructure resources across several projects, and some costs are not attributable to an individually-named project but rather are directed across these research projects. The following table shows, for the three and six months ended June 30, 2009 and 2008, the total costs associated with Adlea, NF-kB Decoy and other research and development activities (i.e., salary and wages) (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Adlea	$848	$7,611	$1,568	$13,713
NF-kB Decoy	11	3	15	22
Other research and development	867	2,984	1,998	6,237

Total	$1,726	$10,598	$3,581	$19,972

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

In November 2006, we entered into an agreement with Lumen Therapeutics, LLC granting a non-exclusive license to our clinical data and technical information relating to the prevention of saphenous vein graft disease in exchange for future royalties on the net sales of Lumen Therapeutics lead drug candidate and an equity position in Lumen Therapeutics. In August 2007, we entered into an agreement granting Particle Therapeutics a license to incorporate our drug delivery technology into its needle-free, transdermal delivery system for glucagon, a hormone commonly used for the treatment of hypoglycemia associated with Type 1 and Type 2 diabetes. Under the terms of the license agreement, we received an up-front payment in ordinary shares of Particle Therapeutics and will receive milestone payments for certain key clinical and regulatory achievements, royalties on future sales, as well as royalties on revenues from any future sub-licensing of the technology from Particle Therapeutics to third parties. For the three months ended June 30, 2009 and 2008, we recognized none and $100,000 in non monetary revenue, respectively. For the six months ended June 30, 2009 and 2008, we recognized none and $100,000 in non monetary revenue, respectively.

Valuation and Impairment of Long-Lived Assets

Assets related to the discontinued Zingo business are classified as assets held-for-sale when certain criteria are met. In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets, we classified these assets as assets held-for-sale on the consolidated balance sheet as of December 31, 2008, which includes prepaid and other assets, fixed assets and inventories related to Zingo. Since our Zingo assets were classified as held-for-sale as of December 31, 2008, we were required to report these assets at the lower of their respective carrying amounts or their fair values less costs to sell. The net book carrying value of the Zingo assets was approximately $20.1 million and, based upon our analysis as of December 31, 2008, the estimated fair value of the Zingo assets was $183,000. For the three and six months ended June 30, 2009 and 2008, we did not recognize any impairment of long-lived assets.

Stock Compensation

On January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements reflect the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We value share-based awards using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended June 30, 2009 and 2008 are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Contract Revenues

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentage)
Contract revenues	$—	$302	$(302)	-100%

The contract revenue decrease for the three months ended June 30, 2009 compared to the same period in 2008 was due to recording of license revenues of $300,000 from Particle Therapeutics for drug delivery technology in 2008.

Although we are seeking licensing or acquisition partners for the needle-free drug delivery technology underlying Zingo, we anticipate that we will not generate further contract revenues in 2009 from any collaboration since we have discontinued Zingo activities.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentage)
Research and development	$1,726	$10,598	$(8,872)	-84%

The decrease in research and development expenses for the three months ended June 30, 2009 compared to the same period in 2008 was primarily due to the following:

•	Decrease in clinical trial costs of $5.1 million primarily due to the completion of Phase 2 and Phase 3 Adlea trials for post surgical pain and osteoarthritis pain during fiscal 2008;

•	Decrease in compensation and employee related expense of $2.3 million due to lower headcount as a result of the restructuring events in fiscal 2008;

•	Decrease in facilities and related expenses of $847,000 due to lower headcount and overhead allocation;

•	Decrease in professional services of $223,000 primarily due to lower clinical related expenses; and

•	Decrease in other research and development expenses of $211,000.

We expect that our research and development expenses will decrease from 2008 levels due to the completion of Phase 2 and Phase 3 Adlea trials for post surgical pain and osteoarthritis pain during fiscal 2008 and the reduction in the number of employees in November 2008 and January 2009.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentage)
General and administrative	$1,505	$4,278	$(2,773)	-65%

The decrease in general and administrative expenses for the three months ended June 30, 2009 compared to the same period in 2008 was primarily due to the following:

•	Decrease in compensation expenses and employee-related expenses of $2.3 million due to lower headcount;

•	Decrease in professional services of $346,000 primarily due to lower legal expenses and lower expenses associated with Adlea marketing; and

•	Decrease in other corporate expenses of $95,000.

We expect that our general and administrative expenses will decrease from 2008 levels due to the reduction in the number of employees in November 2008 and January 2009.

Discontinued Operations

The following table summarizes our losses (gains) from discontinued operations:

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentage)
Loss (Gain) from discontinuing operations	$(361)	$7,174	$(7,535)	N/A

The decrease in loss from discontinued operations for the three months ended June 30, 2009 compared to the same period in 2008 was primarily due to the following:

•	Decrease in marketing expenses in support of Zingo of $3.4 million; and

•	Decrease in overall manufacturing start-up related expenses of $3.7 million due to the discontinuation of Zingo;

•	Increase in gain on disposal of assets of $358,000 due to settlement of Zingo related liabilities related to manufacturing equipment for and amount less than previously estimated; and

•	Increase in other income of $85,000 due to other Zingo related settlements and write off of product recall reserve.

Gain on Sale of Assets: Gain on sale of assets was $15,000 for the three months ended June 30, 2009 related to the sale of laboratory equipment compared to none for the three months ended June 30, 2008.

Interest and Other Income. Other income was $39,000 for the three months ended June 30, 2009 reflecting settlements on liabilities compared to $285,000 for the three months ended June 30, 2008 primarily reflecting lower interest income from cash and investment balances.

Interest and Other Expense. Interest and other expense was $450,000 for the three months ended June 30, 2009 primarily reflecting interest due on the Investor Securities and Rights Offering and amortization of debt discount compared to $396,000 for the three months ended June 30, 2008 reflecting interest paid on our equipment line of credit in 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Contract Revenues

	Six Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentage)
Contract revenues	$—	$303	$(303)	-100%

The contract revenue decrease for the six months ended June 30, 2009 compared to the same period in 2008 was due to recording of license revenues of $300,000 from Particle Therapeutics for drug delivery technology in 2008.

Although we are seeking licensing or acquisition partners for the needle-free drug delivery technology underlying Zingo, we anticipate that we will not generate further contract revenues in 2009 from any collaboration since we are discontinuing Zingo activities.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Six Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentage)
Research and development	$3,581	$19,972	$(16,391)	-82%

The decrease in research and development expenses for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to the following:

•	Decrease in clinical trial costs of $7.9 million primarily due to the completion of Phase 2 and Phase 3 Adlea trials for post surgical pain and osteoarthritis pain during fiscal 2008;

•	Decrease in compensation and employee related expense of $4.4 million due to lower headcount as a result of the restructuring events in fiscal 2008;

•	Decrease in facilities and related expenses of $1.7 million due to lower headcount and overhead allocation;

•	Decrease in research and development outside services of $1.2 million;

•	Decrease in professional services of $886,000 primarily due lower clinical related expenses.

We expect that our research and development expenses will decrease from 2008 levels due to the completion of Phase 2 and Phase 3 Adlea trials for post surgical pain and osteoarthritis pain during fiscal 2008 and the reduction in the number of employees in November 2008 and January 2009.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Six Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentage)
General and administrative	$7,170	$8,527	$(1,357)	-16%

The decrease in general and administrative expenses for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to the following:

•

Increase in facilities and related expenses of $4.0 million primarily due to the restructuring charge associated with vacating the office and laboratory space at our South San Francisco location of $3.3 million and idle facility charges of $479,000;

•	Decrease in compensation expenses and employee-related expenses of $4.1 million due to lower headcount;

•	Decrease in professional services of $955,000 primarily due to lower legal expenses and lower expenses associated with Adlea marketing; and

•	Decrease in other corporate expenses of $153,000.

We expect that our general and administrative expenses will decrease from 2008 levels due to the reduction in the number of employees in November 2008 and January 2009.

Discontinued Operations

The following table summarizes our losses (gains) from discontinued operations:

	Six Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentage)
Loss (Gain) from discontinuing operations	$(281)	$15,383	$(15,664)	-102%

The decrease in loss from discontinued operations for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to the following:

•	Decrease in marketing expenses in support of Zingo of $7.5 million;

•	Decrease in overall manufacturing start-up related expenses of $7.8 million due to the discontinuation of Zingo;

•	Increase in gain on disposal of assets of $358,000 due to settlement of Zingo liabilities related to manufacturing equipment; and

•	Increase in other income of $85,000 due to other Zingo related settlements and write off of product recall reserve.

Gain on Sale of Assets: Gain on sale of assets was $80,000 for the six months ended June 30, 2009 related to the sale of laboratory equipment compared to none for the six months ended June 30, 2008.

Interest and Other Income. Other income was $42,000 for the six months ended June 30, 2009 primarily reflecting settlement on liabilities compared to $816,000 for the six months ended June 30, 2008 reflecting lower interest income from cash and investment balances.

Interest and Other Expense. Interest and other expense was $501,000 for the six months ended June 30, 2009 reflecting interest from the Investor Securities and amortization of debt discount compared to $679,000 for the six months ended June 30, 2008 reflecting interest paid on our equipment line of credit in 2008.

Capital Resources

On January 20, 2009, we entered into the Investor Agreement where we agreed to sell and issue Investor Securities for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The Investor Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of 7% per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Investor Securities, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. As of July 20, 2009, we are obligated to pay the outstanding principal and accrued but unpaid interest at the request of a certain majority of the Investors, which has not been received by the Company. Under the terms of the Reinvestment Agreement and upon the close of the Merger, immediately following the redemption by the Company of all of the outstanding securities held by the Investors issued pursuant to the Securities Purchase Agreement at a redemption price in cash equal to 100% of the aggregate outstanding principal amount of and all accrued but unpaid returns on such securities being redeemed, each Investor, upon receipt of the redemption price for the securities, will reinvest the proceeds of such redemption by purchasing unregistered common stock of the Company at a fixed price of $0.30 per share. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, a second tranche of $2.0 million on March 3, 2009 and the final tranche of approximately $1.3 million on April 1, 2009 under the Investor Agreement.

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

On May 18, 2009, we entered into a secured note purchase agreement (the “ Note Purchase Agreement”) with Arcion Therapeutics, Inc. (Arcion), pursuant to which we agreed to sell and issue a note (the “Arcion Note”) in the principal amount of $2.0 million, subject to the terms and conditions set forth in the Note Purchase Agreement. The Arcion Note is secured by a first priority security interest in all of the assets of the Company and AlgoRx Pharmaceuticals, Inc. (“AlgoRx”), one of our wholly-owned subsidiaries. The Arcion Note accrues interest at a continuously compounding rate of 10% per annum. During the occurrence and continuance of an event of default, the Arcion Note will accrue interest at a continuously compounding rate of 14% per annum. Unless earlier paid pursuant to the terms of the Note Purchase Agreement or accelerated in connection with an event of default, subject to the terms of the Note Purchase Agreement, the outstanding principal and accrued but unpaid returns will be immediately due and payable on October 20, 2009. We may prepay the Arcion Note at any time without penalty. An event of default is defined in the Note Purchase Agreement to include, among other things: (1) a default of the Company or a subsidiary of the Company beyond any applicable cure period under any monetary liability that results in the acceleration of payment of such obligation in an amount over $100,000; (2) any judgment(s) entered against the Company or any subsidiary which in the aggregate exceeds $100,000 and remains unsatisfied pending appeal for 45 days or more after entry; and (3) a failure to pay any principal or interest due under the Arcion Note or failure to pay any other charges due under the Note Purchase Agreement, with such failure continuing for at least three business days.

Cash Flows

The following table summarizes our statement of cash flows (in millions):

	Six Months Ended June 30,
	2009	2008
Cash flows provided by (used in):
Operating activities	$(9.4)	$(39.9)
Investing activities	0.2	(2.2)
Financing activities	9.4	(0.1)

Net increase (decrease) in cash and cash equivalents	$0.2	$(42.2)

Cash Flows from Operating Activities.

Net cash used in operating activities of $9.4 million for the six months ended June 30, 2009 was primarily driven by our net loss of $10.8 million adjusted for non-cash items of $425,000 of stock-based compensation, $250,000 in amortization of debt discount, $438,000 gain on disposal of assets, $74,000 in depreciation and amortization, and $1.2 million cash inflow related to changes in operating assets and liabilities.

Net cash used in operating activities of $39.9 million for the six months ended June 30, 2008 was primarily driven by our net loss of $43.4 million adjusted for non-cash items of $3.2 million of stock-based compensation, $1.0 million in provision in inventory, and $672,000 in depreciation and amortization, and $1.3 million cash outflow related to changes in operating assets and liabilities including increase in inventories of $3.2 million.

Cash Flows from Investing Activities.

Net cash provided by investing activities of $235,000 for the six months ended June 30, 2009 was due to proceeds from the disposal of equipment.

Net cash used in investing activities of $2.2 million for the six months ended June 30, 2008 was due to $2.7 million in purchases of property, plant, and equipment offset by $546,000 of cash from consolidation of the CJV.

Cash Flows from Financing Activities.

Net cash provided by financing activities of $9.4 million for the six months ended June 30, 2009 was due to proceeds from the Investor Securities sold pursuant to the Investor Agreement, the Rights Offering, and the Arcion Note.

Net cash used in financing activities of $130,000 for the six months ended June 30, 2008 was due to $746,000 repayment on equipment loan offset by cash inflow of $418,000 from proceeds from debt and $198,000 from issuance of common

Operating Capital and Capital Expenditure Requirements

We expect to devote substantial resources to continue our research and development efforts for Adlea. We believe that the key factors that will affect our internal and external sources of cash are:

•	our ability to execute on the approved restructuring plans;

•	our ability to access capital;

•	our ability to enter into a strategic transaction;

•	the progress of preclinical development and laboratory testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the number of product candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;

•	the acquisition of technologies, products and other business opportunities that require financial commitments;

•	our revenues, if any, from successful development and commercialization of Adlea; and

•	our ability to complete the Merger on a timely basis.

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

Contractual Obligations

Our outstanding contractual obligations relate to our facilities leases and debt obligation. Our contractual obligations as of June 30, 2009 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Debt Obligations	9.7	9.7	—	—	—
Operating leases	2.7	2.0	0.7	—	—

Total contractual cash obligations	$12.4	$11.7	$0.7	$—	$—

Under all of our license agreements, we could be required to pay up to a total of approximately $1.0 million in payments for milestones such as the initiation of clinical trials and the granting of patents. As of June 30, 2009, we incurred approximately $3.1 million of milestone charges, including approximately $1.6 million of cash payments and approximately $1.5 million of stock compensation, for the execution of agreements, patent approvals and the initiation of U.S. clinical trials. Milestone payments will also be due upon the first administration to a subject using licensed technology in a Phase 1 clinical trial, the first administration to a subject using licensed technology in a Phase 3 clinical trial and FDA approval of Adlea in addition to sales milestones and royalties payable on commercial sales if any occur. Dr. James N. Campbell, who was a member of the board of Anesiva from June 29, 2007 to December 19, 2008, is one of the three licensors of Adlea.

In August 2006, we entered an agreement with GlaxoSmithKline to extend the term of the lease agreement for our headquarter office in South San Francisco, California from June 1, 2007 through November 13, 2010.

On January 20, 2009, we entered into the Investor Agreement where we agreed to sell and issue Investor Securities for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The Investor Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of 7% per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Investor Securities, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. As of July 20, 2009, we are obligated to pay the outstanding principal and accrued but unpaid interest at the request of a certain majority of the Investors, which has not been received by the Company. Under the terms of the Reinvestment Agreement and upon the close of the Merger, immediately following the redemption by the Company of all of the outstanding securities held by the Investors issued pursuant to the Securities Purchase Agreement at a redemption price in cash equal to 100% of the aggregate outstanding principal amount of and all accrued but unpaid returns on such securities being redeemed, each Investor, upon receipt of the redemption price for the securities, will reinvest the proceeds of such redemption by purchasing unregistered common stock of the Company at a fixed price of $0.30 per share. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, a second tranche of $2.0 million on March 3, 2009 and the final tranche of approximately $1.3 million on April 1, 2009 under the Investor Agreement.

In March 2009, we entered into a sublease for office space in South San Francisco, California under a noncancelable operating lease effective April 1, 2009 through June 2010. The projected minimum payments for the operating lease at June 30, 2009 are approximately $107,000.

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

On May 18, 2009, we entered into a secured note purchase agreement (the “ Note Purchase Agreement”) with Arcion Therapeutics, Inc. (Arcion), pursuant to which we agreed to sell and issue a note (the “Arcion Note”) in the principal amount of $2.0 million, subject to the terms and conditions set forth in the Note Purchase Agreement. The Arcion Note is secured by a first priority security interest in all of the assets of the Company and AlgoRx Pharmaceuticals, Inc. (“AlgoRx”), one of our wholly-owned subsidiaries. The Arcion Note accrues interest at a continuously compounding rate of 10% per annum. During the occurrence and continuance of an event of default, the Arcion Note will accrue interest at a continuously compounding rate of 14% per annum. Unless earlier paid pursuant to the terms of the Note Purchase Agreement or accelerated in connection with an event of default, subject to the terms of the Note Purchase Agreement, the outstanding principal and accrued but unpaid returns will be immediately due and payable on October 20, 2009. We may prepay the Arcion Note at any time without penalty. An event of default is defined in the Note Purchase Agreement to include, among other things: (1) a default of the Company or a subsidiary of the Company beyond any applicable cure period under any monetary liability that results in the acceleration of payment of such obligation in an amount over $100,000; (2) any judgment(s) entered against the Company or any subsidiary which in the aggregate exceeds $100,000 and remains unsatisfied pending appeal for 45 days or more after entry; and (3) a failure to pay any principal or interest due under the Arcion Note or failure to pay any other charges due under the Note Purchase Agreement, with such failure continuing for at least three business days.

Off-Balance Sheet Arrangements

At June 30, 2009 and 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of FAS 165 for the quarter ended June 30, 2009. The adoption of FAS 165 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification™” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have evaluated this new statement, and have determined that it will not have a significant impact on the determination or reporting of our financial results.

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

During the six months ended June 30, 2009, there were no material changes in the interest rate risk or foreign currency exchange risk disclosure set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance of achieving their objectives. Based on their evaluation as of June 30, 2009, our chief executive officer and chief accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On January 16, 2009, Maria Monshaw filed a lawsuit against us in U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges breach of contract and non-payment of consulting services and business expenses totaling approximately $136,000 as well as interest and legal costs. We are unable to predict the outcome of this litigation at this time.

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

On May 29, 2009, Coulter Pharmaceutical, Inc. filed a suit for damages against us in the California Superior Court, County of San Mateo alleging breach of sublease agreement and seeking more than $25,000 in damages. We are unable to predict the outcome of this litigation at this time.

On June 1, 2009, John Regan filed a wage complaint claim with the Division of Labor Standards Enforcement (“DLSE”) of the California Department of Industrial Relations alleging non-payment of severance payments totaling $63,000 under his separation and consulting agreement dated September 3, 2008. A hearing was held on July 27, 2009 at the DLSE. On July 29, 2009, the DLSE awarded John Regan $102,000. We intend to appeal this award and we are unable to predict the outcome of this appeal at this time.

On June 8, 2009 GKD-USA, Inc. filed a lawsuit against us in the Circuit Court for Dorchester County, Maryland alleging the non-payment for goods and services in the amount of $273,000. We are unable to predict the outcome of this litigation at this time.

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

Risk Factors Relating to Our Business

We will need additional financing, which may be difficult or impossible to obtain. If we fail to obtain necessary financing or do so on unattractive terms, our development programs and other operations could be severely harmed.*

As of June 30, 2009, we had current liabilities of $19.6 million and cash on hand of approximately $920,000. We currently have capital resources, including amounts received subsequent to June 30, 2009, that we believe to be sufficient to support our operations through the end of August 2009. We are attempting to, but may not be able to raise sufficient additional capital to continue our existing operations beyond that time. We have based this estimate on assumptions that may prove to be wrong, and we may utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the other factors discussed in this section.

We believe that strict cost containment in the near term is essential if our current funds are to be sufficient to allow us to continue our currently planned operations. If we are unable to effectively manage our current operations, we may not be able to implement our business strategy and our financial condition and results of operations may be adversely affected. To conserve cash, we have implemented a plan and substantially reduced our workforce and reduced our monthly expenditures. We are also evaluating our alternatives with respect to the sale of equipment, inventory and other non-critical assets. We are attempting to work out settlements with our creditors at this time but there is no assurance that we will be able to do so on satisfactory terms or at all. We may be legally declared to have an inability or impairment of our ability to pay our creditors, including the filing of an involuntary petition for bankruptcy. If we are unable to effectively manage our expenses, we may find it necessary to reduce our expenses through another reduction in our workforce, which could adversely affect our operations, or we may be required to cease operations completely, or liquidate.

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

We may need to seek protection under the provisions of the U.S. Bankruptcy Code, and in that event, it is unlikely that stockholders would receive any value for their shares.*

We have not generated any revenues to date, and we have incurred losses in each year since our inception in 1999. We currently have capital resources, including amounts received subsequent to June 30, 2009, that we believe to be sufficient to support our operations approximately through the end of August 2009. We may not be able to raise sufficient capital to continue our existing operations beyond that time, particularly in light of our obligations under our lease and credit agreements, and we are currently evaluating our strategic alternatives with respect to all aspects of our business. We cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors, including our landlords, or if we are unable to obtain financing to support continued satisfaction of our leases and other debt obligations, we would likely be in default under our lease and credit agreements and may need to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we would likely realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate under the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.

The announcement and pendency of our agreement to merge with Arcion could adversely affect our business.*

On August 4, 2009, Anesiva, Inc. (the “Company”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Arca Acquisition Corporation (“Arca”), a wholly owned subsidiary of the Company, Arcion Therapeutics, Inc. (“Arcion”). The Merger Agreement provides that, among other things, upon the terms and subject to the conditions set forth in the Merger Agreement, Arca will merge with and into Arcion, a privately held corporation, with Arcion as the surviving corporation of the merger (the “Merger”). As a result of the Merger, Arcion will become a wholly owned subsidiary of the Company and each outstanding share of Arcion capital stock will be converted into the right to receive shares of Company common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement, the Company will issue, and Arcion stockholders will receive in a tax-free exchange, shares of Anesiva common stock such that Arcion stockholders will own approximately 64% and Company stockholders will own approximately 36% of the outstanding shares of the Company immediately following the Merger and the transactions contemplated by the reinvestment agreement between Arcion and the holders of the Investors Securities. Consummation of the Merger is subject to customary closing conditions, including approval by the stockholders of the Company and Arcion. In connection with the execution of the Merger Agreement, certain stockholders of the Company, including entities affiliated with certain members of the Company’s board of directors, entered into voting agreements pursuant to which they have agreed to, among other things, vote in favor of the issuance of common stock pursuant to the Merger. The announcement and pendency of the Merger could cause disruptions in our business, including affecting our relationship with our vendors and employees, which could have an adverse effect on our business, financial results and operations.

The failure to complete the merger could adversely affect our business.*

There is no assurance that the Merger with Arcion or any other transaction will occur. If the proposed Merger or a similar transaction is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of up to approximately $1.2 million and reimburse reasonable out-of-pocket fees and expenses of Arcion of not more than $500,000 incurred with respect to the transactions contemplated by the Merger Agreement. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community.

If we do not complete an Adlea partnering, Zingo divestiture or additional financing, we may not be able to repay the loan pursuant to our Investor Agreement, the Rights Offering Notes, or the Arcion Note when they become due and we may not be able to return capital to our stockholders.*

On January 20, 2009, we entered into the Investor Agreement where we agreed to sell and issue Investor Securities for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The Investor Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of 7% per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Investor Securities, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. As of July 20, 2009, we are obligated to pay the outstanding principal and accrued but unpaid interest at the request of a certain majority of the Investors, which has not been received by the Company. Under the terms of the Reinvestment Agreement and upon the close of the Merger, immediately following the redemption by the Company of all of the outstanding securities held by the Investors issued pursuant to the Securities Purchase Agreement at a redemption price in cash equal to 100% of the aggregate outstanding principal amount of and all accrued but unpaid returns on such securities being redeemed, each Investor, upon receipt of the redemption price for the securities, will reinvest the proceeds of such redemption by purchasing unregistered common stock of the Company at a fixed price of $0.30 per share. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, a second tranche of $2.0 million on March 3, 2009 and the final tranche of approximately $1.3 million on April 1, 2009 under the Investor Agreement.

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

The Investor Securities and the Rights Offering notes became due on July 20, 2009 and will become due on April 28, 2010, respectively, and bear interest at a rate of 7% per annum. Since the inception of Anesiva’s business, it has incurred significant cumulative net losses. As of June 30, 2009, we had accumulated deficit of approximately $322.8 million. As of June 30, 2009, we had current liabilities of $19.6 million and cash on hand of approximately $920,000. We currently have capital resources that we believe to be sufficient to support our operations through the end of August 2009. We expect to continue to incur substantial net losses in order to further develop and commercialize our products and may not be able to sustain our operations. Accordingly, absent additional financing, we will likely not have sufficient funds to pay the principal amount of the Investor Securities or the Rights Offering notes when due or upon any acceleration thereof. In addition, we may not have sufficient funds to pay interest on the Investor Securities or the Rights Offering notes. If we fail to pay principal or interest when due, we will be in default under the Investment Agreement and Indenture.

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

On May 18, 2009, we entered into a secured note purchase agreement (the “Note Purchase Agreement”) with Arcion Therapeutics, Inc. (Arcion), pursuant to which we agreed to sell and issue a note (the “Arcion Note”) in the principal amount of $2.0 million, subject to the terms and conditions set forth in the Note Purchase Agreement. The Arcion Note is secured by a first priority security interest in all of the assets of the Company and AlgoRx Pharmaceuticals, Inc. (“AlgoRx”), one of our wholly-owned subsidiaries. The Arcion Note accrues interest at a continuously compounding rate of 10% per annum. During the occurrence and continuance of an event of default, the Arcion Note will accrue interest at a continuously compounding rate of 14% per annum. Unless earlier paid pursuant to the terms of the Note Purchase Agreement or accelerated in connection with an event of default, subject to the terms of the Note Purchase Agreement, the outstanding principal and accrued but unpaid returns will be immediately due and payable on October 20, 2009. We may prepay the Arcion Note at any time without penalty. An event of default is defined in the Note Purchase Agreement to include, among other things: (1) a default of the Company or a subsidiary of the Company beyond any applicable cure period under any monetary liability that results in the acceleration of payment of such obligation in an amount over $100,000; (2) any judgment(s) entered against the Company or any subsidiary which in the aggregate exceeds $100,000 and remains unsatisfied pending appeal for 45 days or more after entry; and (3) a failure to pay any principal or interest due under the Arcion Note or failure to pay any other charges due under the Note Purchase Agreement, with such failure continuing for at least three business days. At June 30, 2009, we had $2.0 million principal amount of Arcion Note outstanding.

We may not be able to maintain our listing on The Nasdaq Global Market, which would adversely affect the price and liquidity of our common stock.*

To maintain the listing of our common stock on The Nasdaq Global Market we are required to meet certain listing requirements, including a minimum closing bid price of $1.00 per share. Our common stock has traded below the $1.00 minimum bid price every trading day since October 21, 2008. Under normal circumstances, companies traded on Nasdaq would receive a deficiency notice from Nasdaq if their common stock has traded below the $1.00 minimum bid price for 30 consecutive business days. Due to market conditions, however, on October 16, 2008, Nasdaq announced suspension of the enforcement of rules requiring a minimum $1.00 closing bid price, with the suspension to remain in place until July 31, 2009. Even if we are able to comply with the minimum bid requirement, there is no assurance that in the future we will continue to satisfy Nasdaq listing requirements, with the result that our common stock may be delisted. Should our common stock be delisted from Nasdaq, and the delisting determination was based solely on non-compliance with the $1.00 minimum bid price, we may consider applying to transfer our common stock to The Nasdaq Capital Market provided that we satisfy all criteria for initial inclusion on such market other than the minimum bid price rule. In the event of such a transfer, the Nasdaq Marketplace Rules provide that we would have an additional 180 calendar days to comply with the minimum bid price rule while on The Nasdaq Capital Market.

On March 27, 2009 the Company received a notification from The Nasdaq Stock Market (“Nasdaq”) that the Company is not in compliance with Marketplace Rule 4450(a)(3) because the Company’s stockholders’ equity at December 31, 2008 was less than the $10.0 million required for continued listing on The Nasdaq Global Market. In addition, the Company is not in compliance with Marketplace Rule 4450(b)(1) because the market value of listed securities of the Company is less than $50.0 million and the total assets and total revenue of the Company was less than $50.0 million as of December 31, 2008. In the notice, Nasdaq requested that the Company provide a plan to regain compliance with the continued listing requirements of The Nasdaq Global Market by April 13, 2009.

On July 17, 2009, we received a letter from Nasdaq notifying us that based on Nasdaq’s further review of the Company’s business plan and material submitted by us, the Company has failed to regain compliance with the minimum requirement for continued listing and that, therefore, Nasdaq has determined to delist our securities from The Nasdaq Global Market. As provided in the Nasdaq Listing Rule 5815(a)(1)(A), we have the opportunity to appeal the decision to a Nasdaq Hearings Panel. On July 24, 2009, we filed the request for an appeal and, as a result, our securities will remain listed on The Nasdaq Global Market pending a decision by the Hearings Panel.

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

We eliminated our Zingo sales and marketing functions, closed down Zingo contract manufacturing and engineering activities and implemented a substantial restructuring plan approved by our board of directors. We previously devoted a substantial amount of efforts and capital expenditures relating to these activities. We are currently exploring strategic alternatives, including the sale of the assets related to Zingo. We cannot predict whether we will be able to identify strategic transactions on a timely basis or at all. We also cannot predict whether any such transaction, once identified, will be consummated on favorable terms or at all. We anticipate that any such transaction would be time consuming and may require us to incur significant additional costs regardless even if completed. If we are unable to identify and complete an alternate strategic transaction, we may incur additional material expenses relating to writing down the remaining assets relating to Zingo.

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

We continue to believe that strict cost containment in the near term is essential if our current funds are to be sufficient to allow us to continue our currently planned operations and clinical development. If we are unable to effectively manage our current operations, we may not be able to implement our business strategy and our financial condition and results of operations may be adversely affected. If we are unable to effectively manage our expenses, we may find it necessary to reduce our expenses through another reduction in our workforce or we may need to cease operations completely, or liquidate.

We currently are, and in the future may be, subject to stockholder litigation which could hurt our business.*

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

We have become subject to litigation and commercial disputes in multiple jurisdictions and venues that could harm our business by distracting our management from the operation of our business, by increasing our expenses and, if we do not prevail, by subjecting us to potential monetary damages and other remedies.*

From time to time we are engaged in litigation and disputes regarding our commercial transactions. These litigation matters and disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. Even if we prevail in these disputes and litigation, they may distract our management from operating our business, the cost of defending these disputes and litigation would reduce our operating results and may prevent us from moving forward and pursuing the clinical development of our products.

While we believe some of the assertions against us are without merit, we cannot assure you that the outcome of any dispute or litigation will be favorable to us. If we lose any suit against us, it will hurt our cash flow and may prevent us from developing our products. In addition, if any of these lawsuits are successful and as a result we are required to pay material damages we will likely need to significantly reduce or curtail our current workforce or may have to cease operations completely, or liquidate.

For more information on our litigation matters, see “Part II-Item 1: Legal Proceedings.”

We have a limited operating history and if we do not generate significant revenues, we will not be able to achieve profitability.*

We have a limited history of operations and we have incurred net losses since our inception. As of June 30, 2009, we had accumulated deficit of approximately $322.8 million. We expect to incur substantial net losses in order to further develop and commercialize our products and do not know whether or when we will become profitable and may not be able to sustain our operations.

As a result of our ongoing reductions in force, we will be operating with a severe shortage of personnel and may not be able to conduct even limited operations or maintain effective disclosure controls and procedures. If we fail to retain key scientific and clinical personnel, we may be unable to successfully develop Adlea or any other product candidates.*

On November 10, 2008, we announced a reduction in force to reduce our staff to approximately 16 employees. On November 10, 2008, we provided Worker Adjustment and Retraining Notification Act (WARN Act) notices to 62 employees that their employment would end on January 9, 2009. On February 18, 2009, we announced that our chief financial officer position was eliminated. Accordingly, we will be operating with a severe shortage of resources and may not be able to conduct even limited operations. Even if we are able to obtain necessary funding and continue our business beyond August 2009, we may not have adequate personnel to operate our business or be able to attract and retain qualified employees.

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

On November 10, 2008, we announced that the ACTIVE-1 Phase 3 trial evaluating Adlea missed its primary endpoint of reducing post-surgical pain versus placebo (p=0.07) following bunionectomy surgery at four to 32 hours post-surgery, although the same measure was highly significant at four to 48 hours post-surgery (p=0.004). On December 16, 2008, we announced that the ACTIVE -2 Phase 3 trial evaluating Adlea met its primary endpoint of reducing post-surgical pain versus placebo (p=0.03) following total knee replacement surgery at four to 48 hours post-surgery. At a minimum, we will need to repeat one Phase 3 trial, and choose to include data from three Phase 2 trials: total hip arthroplasty (for which patient enrollment is completed), an arthroscopic shoulder surgery study, and a Phase 2 dose validation study in total knee replacement to appropriately deliver a registration package suitable for the indication of post-operative orthopedic pain for NDA assessment to the FDA.

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

If the Adlea clinical program progresses to an FDA approval, we will most likely need a partner to commercialize Adlea successfully.*

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

Our strategy to develop, manufacture and commercialize Adlea may include entering into various relationships with other pharmaceutical companies or organizations with respect to some programs to advance such programs, finance clinical development and reduce our expenditures on such programs. Our product candidates will sometimes target highly competitive therapeutic markets in which we have limited experience and expertise. If we are unable to develop this expertise ourselves, we will need to enter into agreements with a biotechnology or pharmaceutical company to provide us with the necessary resources and experience for the development and commercialization of products in these markets. There are a limited number of companies with the resources necessary to develop our future products commercially, and we may be unable to attract any of these firms. A company that has entered into a collaboration agreement with one of our competitors may choose not to enter into a collaboration agreement with us. We may not be able to negotiate any collaboration on acceptable terms or at all. If we are not able to establish collaborative arrangements, we may have to reduce or delay further development of some of our programs and/or increase our expenditures and undertake the development activities at our own expense. If we elect to increase our expenditures to fund our development programs, we will need to obtain additional capital, which may not be available on acceptable terms or at all. If we are unable to find suitable partners or to negotiate acceptable collaborative arrangements or future sale of assets held-for-sale with respect to our existing and future product candidates or the licensing of our technology, or if any arrangements we negotiate, or have negotiated, include unfavorable commercial terms, our business, results of operations and financial condition could suffer.

In addition, there have been a significant number of recent business combinations among biotechnology and pharmaceutical companies that have reduced the number of potential future collaborators. If business combinations involving potential collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our product development programs.

If we are unable to establish and maintain partnerships on commercially attractive terms, our business, results of operations and financial condition could suffer.*

We intend to continue to seek partnerships with pharmaceutical and biotechnology partners to fund some of our research and development expense and develop and commercialize Adlea. We are also seeking to license the rights to the Zingo technology to third parties for use with other medications. There may be valuable opportunities to use this advanced needle-free delivery technology for the delivery of drugs other than lidocaine. We have terminated our CJV partnership in China which may affect potential Zingo partnerships. In addition, our current Zingo partners may seek damages against us as part of their negotiations to modify or terminate any existing agreements. The timing of any future partnerships, as well as the terms and conditions of the partnerships, will affect our results of operation and financial condition. If we are unable to find suitable partners or to negotiate acceptable collaborative arrangements with respect to our existing and future product candidates or the licensing of our technology, or if any arrangements we negotiate, or have negotiated, include unfavorable commercial terms, our business, results of operations and financial condition could suffer.

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

If our clinical trials with respect to our product candidate do not meet safety or efficacy endpoints in these evaluations, or if we experience significant delays in these tests or trials, our ability to commercialize our product and our financial position will be impaired.*

Clinical development is a long, expensive and uncertain process that is subject to significant delays. Due to the known or unknown circumstances beyond our control, it may take us several years to complete our testing, and failure can occur at any stage of testing. Patient enrollment in future clinical trials depends on many factors, including the size of the desired patient population, the nature and complexity of the trial protocol, the proximity of patients to clinical sites, and the eligibility criteria for inclusion in the study and patient compliance. Delays in patient enrollment or failure of patients to continue to participate in a planned or ongoing study may cause an increase in costs and delays, or even result in the failure of the trial. Favorable relationships with our investigators are also important in managing and maintaining a clinical development program.

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

In June 2009, topline results of a supportive blinded, randomized Phase 2 study in 122 patients undergoing total hip arthroplasty (THA) became available. The THA study was not powered to be a pivotal study, but its primary endpoint, the area under the curve (AUC) of pain scores in the postoperative period at four to 48 hours did not show a significant reduction in postoperative pain (p=0.212) compared to placebo. Opioid use in the first 48 hours was not significantly different between the groups. There was no difference in the safety profile seen between the two groups.

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

The time frame of our clinical studies for a product candidate for a chronic condition may also be affected by the International Conference on Harmonisation guidelines that state that at least 1,500 patients must be exposed to the drug prior to submission of a registration application and from 300 to 600 patients be exposed to a new drug for one year. If development of Adlea for pain resulting from any disease syndrome or indication is subject to these larger patient number guidelines, development for these indications may be longer than a development program for an acute condition such as postsurgical pain, which typically, but not always, requires a smaller patient exposure database. In addition to the time required to conduct these studies, the results of such studies may demonstrate previously unknown or undiscoverable harmful side effects of a product candidate, which could delay, impair or prevent our ability to develop such a product candidate.

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

Most of our competitors, including many of those listed above, have substantially greater capital resources, research and development staff, facilities and experience in conducting clinical trials and obtaining regulatory approvals, as well as in manufacturing and marketing pharmaceutical products. As a result, they may achieve product commercialization or patent protection earlier than we can.

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

We have refocused our operations as a virtual company and have eliminated our basic research and pre-clinical functions by relying on outside companies and third party contractors to work on our product and clinical development and we no longer have facilities with laboratory space. However, our past research and development activities within the laboratory spaces involved the controlled use of hazardous materials, including chemicals and radioactive and biological materials. Even though we have certification from local authorities of proper decommissioning of our former facility, our past operations also produced hazardous waste products. We are subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of these materials. We generally contract with third parties for the disposal of such substances and store certain low-level radioactive waste at our facility until the materials are no longer considered radioactive. We cannot completely eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations. If an accident or contamination occurred, we would likely incur significant costs associated with civil penalties or criminal fines and in complying with environmental laws and regulations. We do not have any insurance for liabilities arising from hazardous materials. Compliance with environmental laws and regulations is expensive, and current or future environmental regulation may impair our research, development or production efforts.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact upon our ability to sell our products profitably. In the United States in recent years, new legislation has been proposed at the federal and state levels that would effect major changes in the healthcare system, either nationally or at the state level. These proposals have included additional prescription drug benefit proposals for Medicare beneficiaries introduced in Congress and proposed changes in reimbursement and other healthcare reform measures. Legislation creating a prescription drug benefit and making certain changes in Medicare reimbursement has recently been enacted by Congress. Given this legislation’s recent enactment, it is still too early to determine its impact on the pharmaceutical industry and our business. Further federal and state proposals are likely. More recently, administrative proposals are pending that would change the method for calculating the reimbursement of certain drugs. The potential for adoption of these proposals may affect our ability to raise capital, obtain additional collaborators or market our products. Such proposals, if enacted, may reduce our revenues, increase our expenses or limit the markets for our products. In particular, we expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

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

The license agreement with James N. Campbell, M.D., Richard A. Meyer, M.S. and Marco Pappagallo, M.D. relates to the steps of administering capsaicin for pain reduction relating to Adlea, and our rights under this agreement can be terminated on 10 days’ written notice if we fail to make a payment or fulfill any material obligation under the agreement and the failure is not cured by us within 180 days of receiving notice of such failure. The license agreement with PowderMed Limited, now a wholly-owned subsidiary of Pfizer, Inc., relates to delivery technology underlying Zingo. The agreement with PowderMed Limited can be terminated immediately by either party if the other party ceases to do business in the ordinary course, or assigns all or substantially all of its assets for the benefit of creditors. Either party can also terminate for material breach if not cured within 60 days of notice or if not cured within 30 days of notice if the breach relates to payment provisions. To date, we believe we have met our obligations under all of these agreements.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. Although we are not currently a party to any patent litigation or any other adversarial proceeding for Zingo or Adlea, regarding intellectual property rights with respect to our products and technology, we may become so in the future. We are not currently aware of any actual or potential infringement claim involving our intellectual property rights. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If a patent or other proceeding is resolved against us, we may be enjoined from researching, developing, manufacturing or commercializing our products without a license from the other party and we may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.

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

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence.*

Our executive officers, directors and principal stockholders, together with their affiliates, own approximately 48.9% of our voting stock, including shares subject to outstanding options based upon shares outstanding as of June 30, 2009. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Our stock price is volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common stock may be influenced by many factors, including:

•	positive or negative results of our clinical trials;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	ability to manufacture our products to commercial standards;

•	public concern over our products;

•	litigation;

•	the departure of key personnel;

•	future sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in corporate structure;

•	changes in the structure of healthcare payment system;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document
2.1(13)	Agreement and Plan of Merger, dated August 4, 2009, by and between Anesiva, Inc., Arca Acquisition Corporation and Arcion Therapeutics, Inc.

3.1(1)	Amended and Restated Certificate of Incorporation, dated February 18, 2004.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 15, 2005.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 21, 2006.

3.4(4)	Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2(5)	Specimen stock certificate.

4.3(6)	Form of Warrant to purchase shares of common stock of Anesiva, Inc.

4.4(1)	Form of Amendment to Form of Warrant to purchase shares of common stock of Anesiva, Inc.

4.5(7)	Form of Security.

4.6(8)	Registration Rights Agreement, dated September 30, 2008, by and among Anesiva, Inc., Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation.

4.7(9)	Form of Rights Certificate

4.8(10)	Senior Debt Indenture, dated April 2, 2009, by and between Anesiva, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.9(11)	Supplemental Indenture, dated April 2, 2009, by and between Anesiva, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.10(12)	Second Supplemental Indenture, dated April 28, 2009, by and between Anesiva, Inc. and The Bank of New York Mellon Trust Company, N.A.

10.1(13)	Registration Rights Agreement, dated August 4, 2009.

10.2(13)	Amendment No. 2 to Securities Purchase Agreement, dated August 4, 2009, by and between Anesiva, Inc., Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, L.P., CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., Interwest Partners VIII, L.P., Interwest Investors VIII, L.P., Interwest Investors Q VIII, L.P., Arcion Therapeutics, Inc. and Anesiva, Inc., amending the Securities Purchase Agreement, dated January 20, 2009.

10.3(13)	Reinvestment Agreement, dated August 4, 2009, by and between Anesiva, Inc., Arcion Therapeutics, Inc., Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, L.P., CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., Interwest Partners VIII, L.P., Interest Investors VIII, L.P., Interwest Investors Q VIII, L.P.

10.4(13)	Amended and Restated Executive Change in Control and Severance Benefit Plan.

10.87(14)	Amendment to Securities Purchase Agreement, dated April 1, 2009, by and between Anesiva, Inc. and Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP.

10.88(14)	Sublease Agreement, dated March 27, 2009, by and between Anesiva, Inc. and Titan Pharmaceuticals, Inc.

10.89(15)	First Amendment to Sublease Agreement, dated April 8, 2009, by and between Anesiva, Inc. and Titan Pharmaceuticals, Inc.

10.90(16)	Secured Note Purchase Agreement, dated May 18, 2009, by and between Anesiva, Inc. and Arcion Therapeutics, Inc.

10.91(16)	Note issued to Arcion Therapeutics, Inc., dated May 18, 2009.

10.92(16)	Subordination Agreement, dated May 18, 2009, by and between Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, L.P., CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., Interwest Partners VIII, L.P., Interwest Investors VIII, L.P., Interwest Investors Q VIII, L.P., Arcion Therapeutics, Inc. and Anesiva, Inc.

10.93	Termination Agreement, dated June 4, 2009, by and between Anesiva, Inc. and Sagent Pharmaceuticals, Inc.

10.94	Termination Agreement by and among Anesiva, Inc., Wanbang Biopharmaceutical Co., Ltd, Yat Ming Lau and Wanbang Anesiva (Jiangsu) Biotech Co., Ltd. (the “CJV”) dated July 3, 2009.

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President, Finance, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as the like-numbered exhibit to our Annual Report on Form 10-K (File No. 000-50573) for the year ended December 31, 2008, filed on March 25, 2009, and incorporated by reference herein.
(2)	Filed as the like-numbered exhibit to our Annual Report on Form 10-K (File No. 000-50573) for the year ended December 31, 2007, filed on March 14, 2008, and incorporated herein by reference.
(3)	Filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q (File No. 000-50573), for the quarter ended June 30, 2006, filed on August 10, 2006, and incorporated by reference herein.
(4)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-50573), filed on February 11, 2008, and incorporated by reference herein.
(5)	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed on December 4, 2003, and incorporated by reference herein.
(6)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on October 6, 2008, and incorporated by reference herein.
(7)	Filed as Exhibit 10.75 to our Current Report on Form 8-K (File No. 000-50573), filed on January 23, 2009, and incorporated by reference herein.
(8)	Filed as Exhibit 10.71 to our Current Report on Form 8-K (File No. 000-50573), filed on October 6, 2008, and incorporated by reference herein.
(9)	Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.
(10)	Filed as Exhibit 4.2 to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.
(11)	Filed as Exhibit 4.3 to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.
(12)	Filed as Exhibit 4.4. to our Current Report on Form 8-K (File No. 000-50573), filed on April 28, 2009, and incorporated by reference herein.
(13)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on August 5, 2009, and incorporated by reference herein.
(14)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.
(15)	Filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573), for the quarter ended March 30, 2009, filed on May 15, 2009, and incorporated by reference herein.
(16)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on May 22, 2009, and incorporated by reference herein.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2009

Anesiva, Inc.

By:	/s/ Michael L. Kranda
Michael L. Kranda
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John H. Tran
John H. Tran
VP, Finance and Chief Accounting Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1(13)	Agreement and Plan of Merger, dated August 4, 2009, by and between Anesiva, Inc., Arca Acquisition Corporation and Arcion Therapeutics, Inc.

3.1(1)	Amended and Restated Certificate of Incorporation, dated February 18, 2004.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 15, 2005.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 21, 2006.

3.4(4)	Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2(5)	Specimen stock certificate.

4.3(6)	Form of Warrant to purchase shares of common stock of Anesiva, Inc.

4.4(1)	Form of Amendment to Form of Warrant to purchase shares of common stock of Anesiva, Inc.

4.5(7)	Form of Security.

4.6(8)	Registration Rights Agreement, dated September 30, 2008, by and among Anesiva, Inc., Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation.

4.7(9)	Form of Rights Certificate

4.8(10)	Senior Debt Indenture, dated April 2, 2009, by and between Anesiva, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.9(11)	Supplemental Indenture, dated April 2, 2009, by and between Anesiva, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.10(12)	Second Supplemental Indenture, dated April 28, 2009, by and between Anesiva, Inc. and The Bank of New York Mellon Trust Company, N.A.

10.1(13)	Registration Rights Agreement, dated August 4, 2009.

10.2(13)	Amendment No. 2 to Securities Purchase Agreement, dated August 4, 2009, by and between Anesiva, Inc., Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, L.P., CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., Interwest Partners VIII, L.P., Interwest Investors VIII, L.P., Interwest Investors Q VIII, L.P., Arcion Therapeutics, Inc. and Anesiva, Inc., amending the Securities Purchase Agreement, dated January 20, 2009.

10.3(13)	Reinvestment Agreement, dated August 4, 2009, by and between Anesiva, Inc., Arcion Therapeutics, Inc., Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, L.P., CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., Interwest Partners VIII, L.P., Interest Investors VIII, L.P., Interwest Investors Q VIII, L.P.

10.4(13)	Amended and Restated Executive Change in Control and Severance Benefit Plan.

10.87(14)	Amendment to Securities Purchase Agreement, dated April 1, 2009, by and between Anesiva, Inc. and Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP.

10.88(14)	Sublease Agreement, dated March 27, 2009, by and between Anesiva, Inc. and Titan Pharmaceuticals, Inc.

10.89(15)	First Amendment to Sublease Agreement, dated April 8, 2009, by and between Anesiva, Inc. and Titan Pharmaceuticals, Inc.

10.90(16)	Secured Note Purchase Agreement, dated May 18, 2009, by and between Anesiva, Inc. and Arcion Therapeutics, Inc.

10.91(16)	Note issued to Arcion Therapeutics, Inc., dated May 18, 2009.

10.92(16)	Subordination Agreement, dated May 18, 2009, by and between Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, L.P., CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., Interwest Partners VIII, L.P., Interwest Investors VIII, L.P., Interwest Investors Q VIII, L.P., Arcion Therapeutics, Inc. and Anesiva, Inc.

10.93	Termination Agreement, dated June 4, 2009, by and between Anesiva, Inc. and Sagent Pharmaceuticals, Inc.

10.94	Termination Agreement by and among Anesiva, Inc., Wanbang Biopharmaceutical Co., Ltd, Yat Ming Lau and Wanbang Anesiva (Jiangsu) Biotech Co., Ltd. (the “CJV”) dated July 3, 2009.

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President, Finance, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as the like-numbered exhibit to our Annual Report on Form 10-K (File No. 000-50573) for the year ended December 31, 2008, filed on March 25, 2009, and incorporated by reference herein.
(2)	Filed as the like-numbered exhibit to our Annual Report on Form 10-K (File No. 000-50573) for the year ended December 31, 2007, filed on March 14, 2008, and incorporated herein by reference.
(3)	Filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q (File No. 000-50573), for the quarter ended June 30, 2006, filed on August 10, 2006, and incorporated by reference herein.
(4)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-50573), filed on February 11, 2008, and incorporated by reference herein.
(5)	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed on December 4, 2003, and incorporated by reference herein.
(6)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on October 6, 2008, and incorporated by reference herein.
(7)	Filed as Exhibit 10.75 to our Current Report on Form 8-K (File No. 000-50573), filed on January 23, 2009, and incorporated by reference herein.
(8)	Filed as Exhibit 10.71 to our Current Report on Form 8-K (File No. 000-50573), filed on October 6, 2008, and incorporated by reference herein.
(9)	Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.
(10)	Filed as Exhibit 4.2 to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.
(11)	Filed as Exhibit 4.3 to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.
(12)	Filed as Exhibit 4.4. to our Current Report on Form 8-K (File No. 000-50573), filed on April 28, 2009, and incorporated by reference herein.
(13)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on August 5, 2009, and incorporated by reference herein.
(14)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.
(15)	Filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573), for the quarter ended March 30, 2009, filed on May 15, 2009, and incorporated by reference herein.
(16)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on May 22, 2009, and incorporated by reference herein.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.