Form 10-Q
period 2009-09-30
ANESIVA, INC.
filed 2009-11-16
CIK 1131517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares outstanding of the registrant’s common stock as of October 30, 2009 was 40,465,030.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Anesiva, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$8	$658
Prepaid expenses and other current assets	504	1,021
Restricted cash	—	589
Assets held-for-sale	191	217

Total current assets	703	2,485
Property, plant and equipment, net	96	218
Other assets	308	350

Total assets	$1,107	$3,053

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,940	$8,016
Accrued clinical trial liabilities	375	1,218
Accrued compensation	85	297
Other accrued liabilities	5,215	1,522
Debt obligations	9,829	—

Total current liabilities	21,444	11,053
Other long-term liabilities	253	—
Commitments
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000 shares authorized	—	—
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2009 and December 31, 2008; 40,465 and 40,469 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	41	41
Additional paid-in capital	304,508	303,937
Accumulated deficit	(325,139)	(311,978)

Total stockholders’ equity (deficit)	(20,590)	(8,000)

Total liabilities and stockholders’ equity (deficit)	$1,107	$3,053

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Contract revenues	$—	$1	$—	$304
Operating expenses:
Research and development	537	9,860	4,118	29,832
General and administrative	1,764	2,801	8,933	11,328

Total operating expenses	2,301	12,661	13,051	41,160

Loss from operations	(2,301)	(12,660)	(13,051)	(40,856)
Gain (Loss) on sale of assets	(1)	—	79	—
Interest and other expense	(346)	(280)	(848)	(959)
Interest and other income	176	176	219	992
Loss from debt extinguishment	—	(656)	—	(656)

Loss before discontinued operations	(2,472)	(13,420)	(13,601)	(41,479)
Gain (Loss) from discountinued operations	160	(9,450)	440	(24,833)

Net income (loss)	$(2,312)	$(22,870)	$(13,161)	$(66,312)

Basic income (loss) per common share:
Continuing operations	$(0.06)	$(0.34)	$(0.34)	$(1.02)
Discountinuing operations	$0.00	$(0.23)	$0.01	$(0.62)

Basic net income (loss) per common share	$(0.06)	$(0.57)	$(0.33)	$(1.64)

Diluted net income (loss) per common share:
Continuing operations	$(0.06)	$(0.34)	$(0.34)	$(1.02)
Discountinuing operations	$0.00	$(0.23)	$0.01	$(0.62)

Diluted net income (loss) per common share	$(0.06)	$(0.57)	$(0.33)	$(1.64)

Weighted average shares used to compute basic net income (loss) per common share	40,466	40,366	40,454	40,321

Weighted average shares used to compute diluted net income (loss) per common share	40,641	40,366	40,595	40,321

See accompanying notes to condensed consolidated financials statements.

Anesiva, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2009	2008
Net loss	$(13,161)	$(66,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in loss of the CJV	—	(108)
Depreciation and amortization	102	1,117
Provision in inventory	—	3,476
Stock-based compensation	569	4,042
Amortization of debt discount	367	30
Loss (gain) on disposal of equipment	(676)	77
Non-cash portion of loss on debt extinguishment	—	110
Changes in assets and liabilities:
Accounts receivable	—	(84)
Inventories	—	139
Prepaid expenses and other current assets	1,037	(5,363)
Other assets	—	(58)
Accounts payable	(1,719)	1,833
Accrued clinical trial liabilities	(843)	(101)
Accrued compensation	(211)	(274)
Other accrued liabilities	4,054	662

Net cash used in operating activities	(10,481)	(60,814)

Investing activities
Cash from consolidation of the CJV	—	1,071
Purchases of property, plant and equipment	—	(4,105)
Proceeds from disposal of equipment	236	7
Purchases of marketable securities	—	(1)

Net cash provided by (used in) investing activities	236	(3,028)

Financing activities
Repayment of equipment loans and capital lease obligations	—	(11,399)
Proceeds from issuance of common stock	2	382
Proceeds from term loans	9,593	20,065

Net cash provided by financing activities	9,595	9,048

Net increase (decrease) in cash and cash equivalents	(650)	(54,794)
Effect of foreign exchange rates on cash and cash equivalents	—	31

Cash and cash equivalents at beginning of period	658	90,840

Cash and cash equivalents at end of period	$8	$36,077

See accompanying notes to condensed consolidated financial statements.

Anesiva, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred recurring operating losses and negative cash flows from operations. At September 30, 2009, the Company has a negative working capital and a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company will be required to significantly reduce its research, development, and administrative operations, including further reduction of its employee base, or the Company may be required to cease operations completely, or liquidate in order to offset the lack of available funding. The financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuance as a going concern is dependent on our future profitability and on the on-going support of our shareholders, affiliates and creditors and our future product commercialization and profitability. In order to mitigate the going concern issues, we are actively pursuing business partnerships, merger, sale or other combination of the company, managing our continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements.

We believe that our existing cash and cash equivalents, including amounts received subsequent to September 30, 2009, will be sufficient to fund our activities into December 2009. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development or we may need to cease operations completely or liquidate. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidate we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

If we do proceed with raising funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. As a consequence if we are unable to obtain any additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned development and commercialization activities, which could materially harm our business. In addition, we have already significantly reduced our workforce and may need to further reduce or curtail our current workforce or may even cease operations completely, or liquidate if we do not obtain any additional funding. At September 30, 2009, we had higher total liabilities compared to total assets on our consolidated balance sheets.

The accompanying unaudited condensed consolidated financial statements of Anesiva and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management these unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly present Anesiva’s financial position at September 30, 2009 and Anesiva’s results of operations for the three and nine month periods ended September 30, 2009 and 2008, and cash flows for the nine month periods ended September 30, 2009 and 2008. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period.

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

Concentration of Credit Risks and Fair Value of Financial Instruments

The carrying values of our financial instruments, which include cash and cash equivalents, other assets, accounts payable, accrued expenses and debt obligations, approximate their fair values. We have not recognized any realized or unrealized gains or losses during the period.

Fair Value Measurement

In September 2006, the FASB issued guidance regarding fair value measurement. The guidance established a framework for measuring fair value for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements. In February 2008, the FASB issued additional guidance which deferred the effective date related to fair value measurements and disclosure for all other non-financial assets and liabilities to fiscal years beginning November 15, 2008.

We adopted the measurement and disclosure requirements for financial assets and liabilities as well as non-financial assets and liabilities that are measured on a recurring basis in the financial statements effective January 1, 2008 on a prospective basis. We do not hold any non-financial assets and liabilities that are recognized or disclosed at fair value. The adoption of this new FASB guidance did not have a material impact on our consolidated results of operations and financial condition.

Our accounting policy requires that we determine the fair value of assets and liabilities using the fair value hierarchy under three levels of inputs that may be used to measure fair value, as follows:

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

Discontinued Operations

The manufacturing and commercial activities relating to Zingo have been accounted for as discontinued operations as it could be clearly distinguished operationally and for financial reporting purposes from the rest of our continued operations by meeting the following two conditions: (1) the operations and cash flows for Zingo have been eliminated from the ongoing operations of our company as approved by our board of directors, and (2) we will not have any significant continuing involvement in the operations of Zingo after a disposal transaction.

Discontinued operations consist primarily of compensation, including stock-based compensation; for employees in sales, marketing, manufacturing and development; marketing and advertising expenses, consulting expenses, product registration fees and manufacturing-related costs related to the Zingo manufacturing and commercial activities. Manufacturing costs associated with Zingo include certain costs associated with our manufacturing process, including depreciation and personnel costs for activities such as quality assurance and quality control that were not capitalized in inventory, asset impairment of long-lived assets, losses from asset disposal, scrap during the manufacturing process, idle facility, operating expenses relating to the CJV operations, expenses related to unusable inventories and the lower of cost or market determinations. Gains are recognized on sale of previously written off Zingo related assets.

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

Stock-Based Compensation Expense

Share-based payment, the value of the portion of the award that is ultimately expected to vest, is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statements of operations.

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

Stock compensation

We estimate the fair value of each option grant to employees on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2008	2009	2008	2008
	Stock option plans	ESPP	Stock option plans		ESPP
Dividend yield	—	—	—	—	—
Risk-free interest rate	3.3%	1.9%	2.1%	3.0%	1.9%
Volatility	74%	74%	161%	73%	74%
Expected life (in years)	5.3	0.5	5.4	5.3	0.5

During the three months ended September 30, 2009 we did not grant any options to purchase common stock to employees. During the three months ended September 2008, we granted options to purchase 619,000 shares of common stock to employees. The weighted fair value of the options granted during the three months ended September 2008 was $1.30. During the nine months ended September 30, 2009 and 2008, we granted options to purchase 179,000 and 1.8 million shares of common stock to employees, respectively. During the nine months ended September 30, 2009 and 2008, the weighted average fair value of the options granted was $0.35 and $3.83, respectively. During the nine months ended September 30, 2009, options were exercised for 18,000 shares of common stock at a weighted average fair value of $0.09 and options were cancelled for a total of 2.5 million shares of common stock at a weighted average fair value of $5.53. During the nine months ended September 30, 2009, we did not grant any restricted stock awards to employees. During the nine months ended September 30 2009, 5,000 shares of restricted stock awards were vested at weighted average fair value of $0.27 and 22,000 shares of restricted stock awards were forfeited at a weighted average grant date fair value of $6.75.

Employee stock-based compensation expense recognized for the three and nine months ended September 30, 2009 and 2008 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Financial Accounting Standards Board (“FASB”) guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee stock-based compensation expense recognized for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	Stock options		ESPP	Restricted stock		Stock options		ESPP	Restricted stock
	2009	2008	2008	2009	2008	2009	2008	2008	2009	2008
Research and development	$30	$118	$16	$5	$38	$197	$605	$—	$7	$71
General and administrative	106	511	16	3	(24)	348	2,382	64	7	80
Discontinued operations	—	190	—	—	—	—	483	56	—	—

	$136	$819	$32	$8	$14	$545	$3,470	$120	$14	$151

At September 30, 2009, the unrecognized compensation expense related to unvested outstanding stock options was approximately $308,000 which will be recognized through 2012, and the weighted-average remaining recognition period was 2.91 years. Since January 1, 2009, we did not have any participants in the Employee Stock Purchase Plan.

We also grant restricted stock awards and stock options to consultants. Stock awards to non-employees are accounted for at their respective fair values using the Black-Scholes option-pricing model unless a more readily determinable fair value is available. The fair value of options granted to non-employees is remeasured during the performance period as the underlying options vest or as milestones are reached. During the three and nine months ended September 30, 2009, we did not grant any shares of restricted stock or stock options to purchase common stock to non-employees. During the three months ended September 30, 2009, we did not record any stock-based compensation expense for stock options previously granted to non-employees. During the nine months ended September 30, 2009, we recorded approximately $5,000 and $6,000 in stock-based compensation expense for restricted stock and stock options granted to non-employees, respectively, for previously granted options. During the three months ended September 30, 2008, we did not grant any shares of restricted stock or stock options to purchase common stock to non-employees. During the nine months ended September 30, 2008, we granted 7,000 shares of restricted stock and stock options to purchase 10,000 shares of common stock to one non-employee and recorded approximately $96,000 and $204,000 in stock-based compensation expense, respectively.

Recent Accounting Pronouncements

In May 2009, the FASB established general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We have determined that the adoption of this standard does not have a material effect on our consolidated financial statements.

In June 2009, the FASB approved the “FASB Accounting Standard Codification” (FASB ASC or the Codification) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. The codification changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009.All guidance contained in the Codification carries an equal level of authority. The Codification supersedes existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.

The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the FASB ASC did not materially impact our financial statements, however our references to accounting literature within our notes to the condensed consolidated financial statements have been revised to conform to the Codification beginning with the quarter ended September 30, 2009.

2. Merger with Arcion Therapeutics, Inc.

Merger Agreement

On August 4, 2009, Anesiva, Inc. (the “Company”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Arca Acquisition Corporation (“Arca”), a wholly owned subsidiary of the Company, Arcion Therapeutics, Inc. (“Arcion”). The Merger Agreement provides that, among other things, upon the terms and subject to the conditions set forth in the Merger Agreement, Arca will merge with and into Arcion, a privately held corporation, with Arcion as the surviving corporation of the merger (the “Merger”). As a result of the Merger, Arcion will become a wholly owned subsidiary of the Company and each outstanding share of Arcion capital stock will be converted into the right to receive shares of Company common stock as set forth in the Merger Agreement. In connection with the execution of the Merger Agreement, certain stockholders of the Company, including entities affiliated with certain members of the Company’s board of directors, entered into voting agreements pursuant to which they have agreed to, among other things, vote in favor of the issuance of common stock pursuant to the Merger. Arcion is deemed to be the acquiring company for accounting purposes and the transaction will be accounted for as a reverse acquisition under the acquisition method of accounting for business combinations in accordance with accounting principles generally accepted in the United States.

Amendment to Securities Purchase Agreement

On August 4, 2009, the Company entered into a second amendment (the “Amendment”) to the securities purchase agreement, dated as of January 20, 2009 and amended on April 1, 2009 (the “Securities Agreement”), by and between the Company and Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP (each an “Investor” and collectively, the “Investors”) which, among other things, provides that in connection with the Merger the Company shall redeem, on or following the consummation of the Merger, all of the outstanding securities issued pursuant to the Securities Agreement for a price equal to only 100% of the aggregate principal amount of such securities plus all accrued but unpaid returns thereon (see Note 8).

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

3. Net Income (loss) Per Share

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

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator for basic and diluted net income (loss) per share:
Net income (loss) from continuing operations	$(2,472)	$(13,420)	$(13,601)	$(41,479)

Net income (loss) from discontinued operations	$160	$(9,450)	$440	$(24,833)

Net income (loss)	$(2,312)	$(22,870)	$(13,161)	$(66,312)

Denominator for basic net income (loss) per share:
Weighted-average shares of common stock outstanding	40,465,954	40,365,569	40,454,029	40,321,175
Effects of diluted stock options	174,749	—	141,434	—

Weighted-average shares used in computing diluted net income (loss) per share	40,640,703	40,365,569	40,595,464	40,321,175

Basic income (loss) per common share:
Continuing operations	$(0.06)	$(0.34)	$(0.34)	$(1.02)
Discountinuing operations	$0.00	$(0.23)	$0.01	$(0.62)

Basic net income (loss) per common share	$(0.06)	$(0.57)	$(0.33)	$(1.64)

Diluted net income (loss) per common share:
Continuing operations	$(0.06)	$(0.34)	$(0.34)	$(1.02)
Discountinuing operations	$0.00	$(0.23)	$0.01	$(0.62)

Diluted net income (loss) per common share	$(0.06)	$(0.57)	$(0.33)	$(1.64)

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

	Nine Months Ended September 30,
	2009	2008
Restricted stock	—	57,147
Warrants	1,193,388	1,855,294
Options	1,072,941	3,665,227

Total	2,266,329	5,577,668

4. Restructurings

In October 2006, we announced the closure of a former AlgoRx Pharmaceuticals, Inc. office space in Secaucus, New Jersey to further reduce ongoing operational costs. As a result, we incurred a charge of approximately $176,000 primarily related to severance costs for five employees. Also in October 2006, we recorded a charge of approximately $487,000 related to vacating our office space in Secaucus, New Jersey and discontinuing other office equipment operating leases. In September 2007, we recorded an additional charge of $579,000 due to the elimination of any future sublease income, as a result of a worsening of the office rental market in Secaucus, New Jersey. The lease related to this office space expired July 2009 and the remaining leases related to the office equipment expired January 2009. In September 2009, we recorded an additional charge of $165,000 as a result of a judgment against the Company. At September 30, 2009, the remaining accrued liability related to this lease of the Secaucus office was approximately $333,000. The following table sets forth the activity in the accrued liability related to exiting the lease of our office space in Secaucus, New Jersey, which is included in other accrued liabilities at September 30, 2009 (in thousands):

Exit Costs of Secaucus Office
Accrued liabilities at December 31, 2007	$657
Payment against accrued liability	(383)

Accrued liabilities at December 31, 2008	274
Payment against accrued liability	(106)
Additional accrual for liability	165

Accrued liabilities at September 30, 2009	$333

On September 2, 2008, we announced that we were realigning our operations. Accordingly, we reduced our workforce by 21 employees to focus primarily on sales, marketing, late-stage clinical development and outsourced manufacturing. We recorded an expense of $551,000 in severance salaries and other termination-related benefits related to the termination of 21 employees. During the year ended December 31, 2008, we made payments of $478,000 related to the restructuring. During the nine months ended September 30, 2009, we made payments of $9,000 related to restructuring. During the three months ended September 30, 2009, we also recorded an additional charge of $38,000 as a result of a judgment against the Company. At September 30, 2009, we had approximately $102,000 accrued for severance salaries and other termination-related benefits relating to the reduction-in-force. The following table sets forth the activity in the accrued liability related to severance costs, which is included in other accrued liabilities at September 30, 2009 (in thousands):

Employee Severance Costs
Accrued liabilities at September 2, 2008	$551
Payment against accrued liability	(478)

Accrued liabilities at December 31, 2008	73
Payment against accrued liability	(9)
Additional accrual for liability	38

Accrued liabilities at September 30, 2009	$102

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

In March 2009, our board of directors approved the closure of the office and laboratory space in South San Francisco, California to further reduce ongoing operational costs. As a result, we incurred a charge of approximately $3.3 million related to vacating our office space. The lease related to this office and laboratory space expires in November 2010. On November 4, 2009, the lease was terminated. At September 30, 2009, the remaining liability related to this sublease of the South San Francisco office was approximately $3.3 million, which is included in other accrued liabilities on our condensed consolidated balance sheet.

5. Leases and Commitments

Leases

In March 2009, we entered into a sublease for office space in South San Francisco, California under a noncancelable operating lease, effective April 1, 2009 through June 2010. The future minimum payments for the operating lease as of September 30, 2009 are approximately $80,000.

Litigation

We are a party to various legal proceedings incident to the normal course of business. Management believes that adverse decisions in any pending or threatened proceedings could have a material effect on our financial position, results of operations or cash flows.

On December 23, 2008, 500 Plaza Drive Corporation (500 Plaza) exercised a termination right under Anesiva’s lease for its facility in Secaucus, New Jersey, to terminate the lease effective December 28, 2008 due to non-payment of December 2008 rent. On January 5, 2009, 500 Plaza filed a summary dispossess action against Anesiva in the Superior Court of New Jersey, Special Civil Part, in Hudson County, New Jersey. The summary dispossess action sought a ruling to remove Anesiva from the office space at 500 Plaza Drive and pay nominal attorney’s fees. On February 9, 2009, a default judgment was issued against Anesiva and Anesiva no longer has possession of the Secaucus facility. After termination of the lease, 500 Plaza drew down on the security deposit in the form of a letter of credit for their benefit in the amount of approximately $112,000. On March 9, 2009, 500 Plaza served a further complaint seeking more than $242,200 for amounts allegedly due under the terminated lease. On September 25, 2009, the Superior Court of New Jersey, in Hudson County, New Jersey, awarded 500 Plaza damages and attorney’s fees totaling approximately $333,000. Anesiva has accrued the contingency in accordance with the FASB guidance as a general and administrative expense.

On January 16, 2009, Maria Monshaw filed a lawsuit against Anesiva in U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges breach of contract and non-payment of consulting services and business expenses totaling approximately $136,000 as well as interest and legal costs. In accordance with the FASB guidance, Anesiva does not believe that there is any merit to this lawsuit and has not accrued for this contingency since it is not probable. Anesiva is unable to predict the outcome of this litigation at this time.

On March 17, 2009, Andrew Lambert, an alleged stockholder, served a derivative complaint filed in the Court of Chancery of the State of Delaware, purportedly on behalf of Anesiva (named as a nominal defendant), against Anesiva’s chief executive officer, certain members of Anesiva’s board of directors and certain stockholders of Anesiva affiliated with the directors relating to the financing transaction we completed in January 2009. On January 20, 2009, we entered into a securities purchase agreement (the “Investor Agreement”) with Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP (each an “Investor” and together the “Investors”), where we agreed to sell and issue securities for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The complaint alleges, among other things, that the defendants breached their fiduciary duties by causing Anesiva to enter into the Investor Agreement. The plaintiff sought, among other things, a judgment voiding provisions of the Investor Agreement that require us to pay the investors who are party to the Investor Agreement seven times the amount of the outstanding principal amount of the securities purchased in the financing in the event of a change of control. This lawsuit was dismissed on October 30, 2009.

On March 19, 2009, Sheryl Gluck, an alleged stockholder, filed a derivative complaint in the Court of Chancery of the State of Delaware, purportedly on behalf of Anesiva (named as a nominal defendant), against Anesiva’s chief executive officer, certain members of Anesiva’s board of directors and certain stockholders of Anesiva affiliated with the directors relating to the Investor Agreement with the Investors. The complaint alleged, among other things, that the defendants breached their fiduciary duties by causing Anesiva to enter into the Investor Agreement. On September 8, 2009, an amended complaint was filed, which also alleges, among other things (including allegations relating to the Investor Agreement), that the defendants breached their fiduciary duties to the stockholders of Anesiva in connection with the proposed merger (the “Merger”) of Arca Acquisition Corporation (“Arca”), a wholly-owned subsidiary of Anesiva, and Arcion Therapeutics, Inc. (“Arcion”), pursuant to that certain Agreement and Plan of Merger, dated August 4, 2009, among Anesiva, Arca and Arcion and, with respect to only Articles V and IX of the agreement, each of the Arcion stockholders listed on Schedule I thereto. The amended complaint adds, among others, Arcion as a defendant to the suit. The amended complaint seeks, among other things, to enjoin the defendants from completing the Merger as currently contemplated. The amended complaint is styled both as a derivative suit and as a class action and seeks, in addition to the injunctive relief noted, damages to certain of the Anesiva stockholders based on a theory that the purchase price offered to such stockholders is less than the value of their shares. Anesiva and Plaintiff Gluck have since agreed upon a tentative settlement. The parties are now in the process of confirmatory discovery.

On April 24, 2009, Eight Tower Bridge Development Associates filed a lawsuit against Anesiva in the Court of Common Pleas of Montgomery County, Pennsylvania alleging breach of contract and seeking more than $261,000 for amounts allegedly due under Anesiva’s lease for its facility in Conshohocken Pennsylvania. Anesiva has accrued the contingency in accordance with the FASB guidance as a discontinued operations expense relating to the Zingo manufacturing and commercial operations. Anesiva is unable to predict the outcome of this litigation at this time.

On May 29, 2009, Coulter Pharmaceutical, Inc. filed a suit for damages against Anesiva in the California Superior Court, County of San Mateo alleging breach of sublease agreement and seeking more than $25,000 in damages. On November 4, 2009, Coulter Pharmaceutical, Inc. terminated the sublease agreement between Anesiva and Coulter Pharmaceutical, Inc., dated May 15, 2003, as amended on October 15, 2005 and November 10, 2006, to sublease the premises located at 650 Gateway Boulevard, South San Francisco, California effective immediately. Under the terms of the Sublease, Coulter may seek to recover from Anesiva (i) the amount of unpaid rent owed at the time of termination of up to approximately $1.2 million, plus interest; (ii) the amount of future unpaid rent for the balance of the term of the Sublease of up to approximately $2.2 million, (iii) less the amount of rental loss which it can be proven could have been reasonably avoided by Coulter; and (iv) attorneys’ fees, which cannot reasonably be estimated at this time. Anesiva has accrued the contingency in accordance with the FASB guidance as a general and administrative expense. Anesiva is unable to predict the outcome of this litigation at this time.

On June 1, 2009, John Regan filed a wage complaint claim with the Division of Labor Standards Enforcement (“DLSE”) of the California Department of Industrial Relations alleging non-payment of severance payments totaling approximately $63,000 under his separation and consulting agreement dated September 3, 2008. A hearing was held on July 27, 2009 at the DLSE. On July 29, 2009, the DLSE awarded John Regan approximately $102,000. Anesiva accrued the contingency in accordance with the FASB guidance as a discontinued operations expense relating to the Zingo manufacturing and commercial operations. Anesiva settled this matter on October 20, 2009.

On June 8, 2009 GKD-USA, Inc. (GKD) filed a lawsuit against us in the Circuit Court for Dorchester County, Maryland alleging the non-payment for goods and services in the amount of approximately $273,000. On October 12, 2009, Anesiva received notice that on October 6, 2009, a default judgment was entered against Anesiva in the amount of approximately $273,000 plus interest as of October 1, 2009, and post-judgment interest that will accrue until the judgment is satisfied. Anesiva has accrued the contingency in accordance with the FASB guidance as a discontinued operations expense relating to the Zingo manufacturing and commercial operations.

On August 4, 2009, Microtest Laboratories, Inc. (MTL) filed a lawsuit against us in the United States District Court, District of Massachusetts alleging the non-payment for services in the amount of approximately $1,003,000. On September 16, 2009, a default judgment was entered against Anesiva in the amount of approximately $1,003,000 plus post-judgment interest that will accrue until the judgment is satisfied. Anesiva has accrued the contingency in accordance with the FASB guidance as a discontinued operations expense relating to the Zingo manufacturing and commercial operations.

6. Discontinued Operations

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

Assets related to the discontinued Zingo business are classified as assets held-for-sale when certain criteria are met. In accordance with the FASB guidance, we classified these assets as assets held-for-sale on the consolidated balance sheet as of December 31, 2008, which includes certain raw material used in Zingo, prepaid and other assets, and fixed assets associated to Zingo manufacturing. In addition, since we expect to have no significant or direct involvement in future operations related to these assets after November 8, 2008, the operations related to the Zingo manufacturing and commercial activities, including the CJV, have been presented as discontinued operations. Discontinued operations are reported as a separate component within the consolidated statement of operations outside of loss from continuing operations.

On July 3, 2009, the Company, Wanbang, an individual investor and the CJV entered into a termination agreement (the “Termination Agreement”) for the termination, liquidation and dissolution of the CJV and the termination of the cooperative joint venture contract, dated October 11, 2007 (the “CJV Contract”) and any other agreements between the Company, Wanbang and the individual investor and between the Company and the CJV. Under the Termination Agreement, Wanbang released us from any and all claims and obligations under the CJV and the remaining assets of the CJV would be distributed to Wanbang and the individual investor. At December 31, 2008, the Company impaired its investment in the CJV as part of the discontinued operations for Zingo. The parties also terminated all rights, obligations, responsibilities and liabilities of the parties under the CJV Contract, the Quality Agreement between the Company and the CJV, dated July 16, 2008 and the Technology License Agreement between the Company and the CJV, dated August 6, 2008. The Company did not pay or receive any monetary considerations upon termination of the agreement.

The significant components of our Zingo manufacturing and commercial operations, which were presented as discontinued operations for the three and nine months ended September 30, 2009 and 2008, were as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Operating expenses:
Research and development	59	5,910	177	13,449
General and administrative	21	3,540	21	11,384

Total operating expenses	80	9,450	198	24,833

Gain on sale of assets	(239)	—	(597)	—
Interest and other expenses	37	—	81	—
Other income	(38)	—	(122)	—

Gain (Loss) from discontinued operations	$160	$(9,450)	$440	$(24,833)

Net income (loss) per common share

Basic net income (loss) per share	$0.00	$(0.23)	$0.01	$(0.62)

Diluted net income (loss) per share	$0.00	$(0.23)	$0.01	$(0.62)

Weighted average shares used to compute basic net income (loss) per common share	40,466	40,366	40,454	40,321

Weighted average shares used to compute diluted net income (loss) per common share	40,641	40,366	40,595	40,321

7. License and Distribution Agreements

In December 2007, we entered into an agreement with Medical Futures Inc. (Medical Futures) whereby we have granted an exclusive license to Medical Futures for the marketing and distribution of Zingo in Canada. Under the terms of the agreement, Medical Futures is responsible for all regulatory filings, marketing, distribution and selling in Canada. Upon regulatory approval in Canada, Medical Futures will purchase Zingo at a transfer price. We received a non-refundable $50,000 upfront payment. Upon discontinuing the manufacturing and commercial operations relating to Zingo, we commenced negotiations with Medical Futures and have classified the upfront payment as other accrued liabilities. For the years ended December 31, 2007 and 2008, we recognized an insignificant amount in revenue under this agreement. No amounts have been recognized as revenue during the nine months ended September 30, 2009 and an insignificant amount of revenue was recorded in the nine months ended September 30, 2008. On October 20, 2009, we terminated the agreement with Medical Futures with a payment of $45,000 due to Medical Futures contingent on the closing of Merger with Arcion as described in footnote 2.

In February 2008, as amended in April 2008, we entered into a license agreement with Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. (Sigma-Tau). Under the terms of the agreement, Sigma-Tau is the exclusive distributor of Zingo in Italy, France, Germany, Netherlands, Belgium, Luxembourg certain French-speaking African countries, Liechtenstein, Portugal, Spain and Switzerland. We received a total of $275,000 of refundable upfront payments contingent on the achievement of certain regulatory milestones. Upon discontinuing the manufacturing and commercial operations relating to Zingo, we commenced negotiations with Sigma-Tau and have classified the upfront payment as other accrued liabilities. To date no revenue has been recognized under this arrangement.

In April 2008, we entered into an exclusive license and distribution agreement with Green Vision Company (Green Vision). Under the terms of the agreement, Green Vision is the exclusive distributor of Zingo in Bahrain, Jordan, Kuwait, Lebanon, Oman, Qatar, Saudi Arabia and United Arab Emirates. The agreement provides for an upfront payment, royalty payments, and payments for the achievement of certain sales milestones. We received a non-refundable $25,000 upfront payment. Upon discontinuing the manufacturing and commercial operations relating to Zingo, we commenced negotiations with Green Vision and have classified the upfront payment as other accrued liabilities. No amounts have been recognized as revenue during the nine months ended September 30, 2009 and an insignificant amount of revenue was recorded in the nine months ended September 30, 2008. On November 10, 2009, we terminated the agreement with Green Vision with a payment of $25,000 due to Green Vision contingent on the closing of Merger with Arcion as described in footnote 2.

8. Debt

On January 20, 2009, we entered into the Investor Agreement where we agreed to sell and issue Investor Securities for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The Investor Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of 7% percent per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Investor Securities, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. As of July 20, 2009, we are obligated to pay the outstanding principal and accrued but unpaid interest at the request of a certain majority of the Investors, which has not been received by the Company. Under the terms of the Reinvestment Agreement and upon the close of the Merger, immediately following the redemption by the Company of all of the outstanding securities held by the Investors issued pursuant to the Securities Purchase Agreement at a redemption price in cash equal to 100% of the aggregate outstanding principal amount of and all accrued but unpaid returns on such securities being redeemed, each Investor, upon receipt of the redemption price for the securities, will reinvest the proceeds of such redemption by purchasing unregistered common stock of the Company at a fixed price of $0.30 per share. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, a second tranche of $2.0 million on March 3, 2009 and the final tranche of approximately $1.3 million on April 1, 2009. At September 30, 2009, we had approximately $6.3 million principal amount and approximately $277,000 accrued interest of Investor Securities outstanding.

On April 2, 2009, we offered the holders of our common stock the Rights Offering to purchase the Rights Offering Notes subject to the terms and conditions set forth in the Indenture. On April 28, 2009, we completed the Rights Offering. We received total gross proceeds of approximately $1.1 million in exchange for the issuance of these Rights Offering Notes. The Rights Offering Notes will bear interest at a rate of 7% per annum. If we default under the Rights Offering Notes, the Rights Offering Notes will bear interest at a rate of 14% per annum. If a change of control event occurs as defined under the Rights Offering Notes, we will owe the holders of the Rights Offering Notes the lesser of seven (7) times the amount of the outstanding principal amount of the unsecured notes, plus all accrued but unpaid interest, or the same multiple (which may be less than one) of the aggregate principal amount received by the holders of the 2009 Securities, together with accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. Unless we pay the principal and accrued but unpaid interest back early under a change control event, we will pay the outstanding principal and accrued but unpaid interest on April 28, 2010. At September 30, 2009, we had approximately $1.1 million principal amount and approximately $34,000 accrued interest of Rights Offering Notes outstanding.

On May 18, 2009, we entered into a secured note purchase agreement (the “Note Purchase Agreement”) with Arcion Therapeutics, Inc. (Arcion), pursuant to which we agreed to sell and issue a note (the “Arcion Note”) in the principal amount of $2.0 million, subject to the terms and conditions set forth in the Note Purchase Agreement. The Arcion Note is secured by a first priority security interest in all of the assets of the Company and AlgoRx Pharmaceuticals, Inc. (“AlgoRx”), one of our wholly-owned subsidiaries. The Arcion Note accrues interest at a continuously compounding rate of 10% per annum. During the occurrence and continuance of an event of default, the Arcion Note will accrue interest at a continuously compounding rate of 14% per annum. Unless earlier paid pursuant to the terms of the Note Purchase Agreement or accelerated in connection with an event of default, subject to the terms of the Note Purchase Agreement, the outstanding principal and accrued but unpaid returns will be immediately due and payable on December 31, 2009. We may prepay the Arcion Note at any time without penalty. An event of default is defined in the Note Purchase Agreement to include, among other things: (1) a default of the Company or a subsidiary of the Company beyond any applicable cure period under any monetary liability that results in the acceleration of payment of such obligation in an amount over $100,000; (2) any judgment(s) entered against the Company or any subsidiary which in the aggregate exceeds $100,000 and remains unsatisfied pending appeal for 45 days or more after entry; and (3) a failure to pay any principal or interest due under the Arcion Note or failure to pay any other charges due under the Note Purchase Agreement, with such failure continuing for at least three business days. On September 17, 2009 we entered into an amendment to the Arcion Note to, among other things, increase the aggregate principal amount of $200,000 and extend the maturity date to December 31, 2009. At September 30, 2009, we had $2.2 million principal amount and approximately $76,000 accrued interest of Arcion Note outstanding.

9. Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 16, 2009, the date the Company issued these financial statements.

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

Liquidity

We have an accumulated deficit of $325.1 million as of September 30, 2009. Additionally, we have used net cash of $10.5 million and $60.8 million to fund our operating activities for the nine months ended September 30, 2009, and 2008, respectively, all of this which contributed to our ending cash and cash equivalent balance of approximately $8,000 at September 30, 2009. To date our operating losses have been funded primarily from outside sources of capital. Total assets decreased from $3.1 million at December 31, 2008 to $1.1 million at September 30, 2009.

During 2008, we initiated our commercialization activities relating to Zingo while simultaneously pursuing available financing sources to support operations and growth. We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations. However, our announcement in November 2008 that we discontinued Zingo manufacturing and commercial operations and that the ACTIVE-1 Phase 3 clinical trial evaluating Adlea for use in bunionectomy surgeries did not meet its primary end point has significantly depressed our stock price. The current credit conditions and the downturn in the financial markets and the global economy may have severely impaired our ability to raise additional funds. At September 30, 2009, we had more total liabilities as compared to total assets on our condensed consolidated balance sheets. In our efforts to reduce our operating expenses, we have undergone multiple restructurings during the past year and have focused on settling with existing creditors to reduce our liabilities. For the months of September and October 2009, our current employees were furloughed to reduce our operating expenses. Accordingly, we have recorded no compensation expenses relating to the furloughed employees during the furlough period. In addition, certain key vendors have agreed to continue to work with us in anticipation of the closing of the Merger. However, there can be no assurance that our current employees will remain with us or that our key vendors will continue to work with us until the consummation of the Merger. We believe that our existing cash and cash equivalents, including amounts received subsequent to September 30, 2009, will be sufficient to fund our activities into December 2009. Accordingly, the combination of these facts raises substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that we will continue as a going concern. If we are unsuccessful in our efforts to raise additional outside capital in the near term, we will be required to significantly reduce our research, development, and administrative operations, including further reduction of our employee base, or we may be required to cease operations completely, or liquidate in order to offset the lack of available funding.

We are pursuing financing opportunities through both private and public debt as well as through strategic transactions and corporate partnerships. We have an established history of raising capital through these platforms, and we are actively pursuing our options. On January 20, 2009, we entered into that certain Investor Agreement pursuant to which we sold and issued Investor Securities and received an initial $3.0 million on January 20, 2009, a second tranche of $2.0 million on March 3, 2009 and the final tranche of approximately $1.3 million on April 1, 2009. The Investor Securities are secured by a first priority security interest in all of the assets we own and are subordinate to the Arcion loan. We will pay interest at a continuously compounding rate of 7% percent per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Investor Securities, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will constitute a change of control event. As of July 20, 2009, we are obligated to pay the outstanding principal and accrued but unpaid interest at the request of a certain majority of the Investors, which has not been received by the Company.

Under the terms of that certain Reinvestment Agreement and upon the close of the Merger (discussed below), immediately following the redemption by the Company of all of the outstanding Investor Securities held by the Investors issued pursuant to the Investor Agreement at a redemption price in cash equal to 100% of the aggregate outstanding principal amount of and all accrued but unpaid returns on such securities being redeemed, each Investor, upon receipt of the redemption price for the securities, will reinvest the proceeds of such redemption by purchasing unregistered common stock of the Company at a fixed price of $0.30 per share.

On April 2, 2009, we offered the holders of our common stock non-transferable subscription rights to purchase certain notes subject to the terms and conditions set forth in the indentures. On April 28, 2009, we completed the rights offering. We received total gross proceeds of approximately $1.1 million in exchange for the issuance of these rights offering notes. The rights offering notes will bear interest at a rate of 7% per annum. If we default under the rights offering notes, the rights offering notes will bear interest at a rate of 14% per annum. If a change of control event occurs as defined under the rights offering notes, we will owe the holders of the rights offering notes the lesser of seven (7) times the amount of the outstanding principal amount of the unsecured notes, plus all accrued but unpaid interest or the same multiple (which may be less than one) of the aggregate principal amount received by the holders of the 2009 Securities, together with accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will constitute a change of control event. Unless we pay the principal and accrued but unpaid interest back early under a change control event, we will pay the outstanding principal and accrued but unpaid interest on April 28, 2010.

On May 18, 2009, we entered into a secured note purchase agreement (the “Note Purchase Agreement”) with Arcion Therapeutics, Inc. (Arcion), pursuant to which we agreed to sell and issue a note (the “Arcion Note”) in the principal amount of $2.0 million, subject to the terms and conditions set forth in the Note Purchase Agreement. The Arcion Note is secured by a first priority security interest in all of the assets of the Company and AlgoRx Pharmaceuticals, Inc. (“AlgoRx”), one of our wholly-owned subsidiaries. The Arcion Note accrues interest at a continuously compounding rate of 10% per annum. During the occurrence and continuance of an event of default, the Arcion Note will accrue interest at a continuously compounding rate of 14% per annum. Unless earlier paid pursuant to the terms of the Note Purchase Agreement or accelerated in connection with an event of default, subject to the terms of the Note Purchase Agreement, the outstanding principal and accrued but unpaid returns will be immediately due and payable on December 31, 2009. We may prepay the Arcion Note at any time without penalty. An event of default is defined in the Note Purchase Agreement to include, among other things: (1) a default of the Company or a subsidiary of the Company beyond any applicable cure period under any monetary liability that results in the acceleration of payment of such obligation in an amount over $100,000; (2) any judgment(s) entered against the Company or any subsidiary which in the aggregate exceeds $100,000 and remains unsatisfied pending appeal for 45 days or more after entry; and (3) a failure to pay any principal or interest due under the Arcion Note or failure to pay any other charges due under the Note Purchase Agreement, with such failure continuing for at least three business days. On September 17, 2009 we entered into an amendment to the Arcion Note to, among other things, increase the aggregate principal amount of $200,000 and extend the maturity date to December 31, 2009.

On August 4, 2009, we entered into the Merger Agreement. The Merger Agreement provides that, among other things, upon the terms and subject to the conditions set forth in the Merger Agreement, Arca will merge with and into Arcion, a privately held corporation, with Arcion as the surviving corporation of the merger (the “Merger”). As a result of the Merger, Arcion will become a wholly owned subsidiary of the Company and each outstanding share of Arcion capital stock will be converted into the right to receive shares of Company common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement, the Company will issue, and Arcion stockholders will receive in a tax-free exchange, shares of Anesiva common stock such that Arcion stockholders will own approximately 64% and our stockholders will own approximately 36% of the outstanding shares of the Company immediately following the Merger and the Reinvestment (as defined below).

In the event that the Merger is not consummated, substantial doubt may arise regarding the Company’s ability to continue as a going concern. If the Company is unable to continue as a going concern, the Company would have to liquidate its assets, and the Company may realize significantly less than the values at which they are carried on its financial statements. The Company currently has capital resources that it believes to be sufficient to support its operations approximately into December 2009. If the Merger is not approved by stockholders, the Company may not be able to raise sufficient capital to continue its existing operations beyond that time. For instance, in the Company’s dispute with 500 Plaza Corporation, on September 25, 2009, the Superior Court of New Jersey, in Hudson County, New Jersey, awarded 500 Plaza Corporation damages and attorney’s fees totaling approximately $333,000. Also, in the Company’s dispute with GKD-USA, Inc., on October 12, 2009, Anesiva received notice that on October 6, 2009, a default judgment was entered against the Company in the amount of approximately $273,000 plus interest as of October 1, 2009, and post-judgment interest that will accrue until the judgment is satisfied. Further, in the Company’s dispute with Microtest Laboratories, Inc., on September 16, 2009, a default judgment was entered against the Company in the amount of approximately $1,003,000 plus post-judgment interest that will accrue until the judgment is satisfied. Unless the Merger is completed, the Company will not have sufficient capital or liquidity to satisfy these court awards.

On October 30, 2009, we announced that our 2009 Annual Meeting of Stockholders to vote on various matters including the approval of the issuance of shares of our common stock in the Merger with Arcion will be held on December 3, 2009 at 9:00 a.m. PST at 400 Oyster Point, Suite 107A, South San Francisco, California.

Deficiency letter from The Nasdaq Global Market

On March 27, 2009, the Company received a letter from The NASDAQ Stock Market LLC (“Nasdaq”) notifying us that we no longer met the NASDAQ Global Market requirements under Marketplace Rule 4450(a)(3) (which has since been superseded by Rule 5450(b)(1)(A)), requiring a minimum of $10.0 million in stockholders’ equity for continued listing. On July 17 2009, the Company received a letter notifying the Company that based on NASDAQ’s further review of the Company and material submitted by the Company, the Company had failed to regain compliance with Rule 5450(b)(1)(A) and, therefore, NASDAQ has determined to delist the Company’s securities from The NASDAQ Global Market. The Company requested an oral hearing before a Hearings Panel to appeal the decision during which time the Company’s securities remained listed on The NASDAQ Global Market pending a decision by the Listing Qualifications Panel following the hearing. The hearing was held on August 27, 2009.

On September 24, 2009, the Company received a letter from NASDAQ notifying us that we no longer met the NASDAQ Global Market requirements under Marketplace Rule 5450(a)(1), requiring a minimum bid price of at least $1.00 per share for continued listing. To regain compliance with Rule 5450(a)(1), the closing bid price of Anesiva’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days. If the Company does not regain compliance with Rule 5450(a)(1) by March 16, 2010, NASDAQ will provide written notification to the Company that its common stock may be delisted. If the proposal for a one-for-40 reverse stock split is approved by the stockholders at the 2009 Annual Meeting of Stockholders and the Merger is consummated, the Company expects that the one-for-40 reverse stock split will increase the market price of its common stock and the Company will be able to regain compliance with Rule 5450(a)(1).

On November 5, 2009, we received a letter from Nasdaq stating that the Nasdaq Hearing Panel has granted our request for continued listing on The NASDAQ Global Market subject to the condition that Anesiva shall have completed the Merger with Arcion contemplated by the Merger Agreement on or before December 31, 2009. Unless the Merger is consummated, it is unlikely Anesiva will be able to satisfy the $1.00 per share minimum bid price requirement under Rule 5450(a)(1) and the $10.0 million stockholders’ equity requirement under Rule 5450(b)(1)(A), and its securities would therefore most likely be delisted from The NASDAQ Global Market. Notwithstanding the foregoing, there can be no assurance that the combined company’s stockholders’ equity following the Merger will remain in excess of the $10.0 million stockholders’ equity requirement or that the market price per share following the Merger and the reverse stock split will remain in excess of the minimum bid price for the requisite period of time for continued listing.

Although there can be no assurance given, we hope to successfully complete the Merger in the near-term. It could be difficult or impossible for us to raise additional capital as required under the closing condition of the Merger. Without this additional capital, current working capital and containment of operating costs will not provide adequate funding for research, clinical trials, and development activities relating to Adlea and may impact our ability to successfully partner or sell our Adlea asset. If we are able to raise funds in the near future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If such efforts are not successful, we may need to further reduce or curtail our current workforce, or may even cease operations completely, or liquidate if we do not obtain any additional funding. Based on our recent reductions described below and impact of other actions taken by management, the cash operating requirements in the near term have been reduced. In addition, we are pursuing strategic transactions and alternatives with respect to all aspects of our business, including sales of our Zingo product and asset and seeking a partner or acquirer for our Adlea program or closing of the Merger with Arcion.

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

Our objective is to actively seek partnership for the continued development and commercialization of Adlea for the treatment of pain and pursue other potential business combination transactions. Key elements of our strategy include:

•	Advance the Clinical Development of Adlea

•	Initiation of a Phase 2 dose-validation study in total knee arthroplasty patients;

•	Conduct a supportive study in arthroscopic shoulder surgeries; and

•	Conduct a replacement Phase 3 study in an appropriate surgical model during 2010 and 2011.

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

We use our employee and infrastructure resources across several projects, and some costs are not attributable to an individually-named project but rather are directed across these research projects. The following table shows, for the three and nine months ended September 30, 2009 and 2008, the total costs associated with Adlea and other research and development activities (i.e., salary and wages, NF-kB Decoy, etc.) (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Adlea	$164	$6,621	$1,731	$20,334
Other research and development	373	3,239	2,387	9,498

Total	$537	$9,860	$4,118	$29,832

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

Discontinued Operations

Discontinued operations consist primarily of Zingo related costs including: research and development, compensation, including stock-based compensation; for employees in sales, marketing, manufacturing and development; marketing and advertising expenses, consulting expenses, product registration fees and manufacturing related costs related to the Zingo manufacturing and commercial activities. Manufacturing costs associated with Zingo include certain costs associated with our manufacturing process, including depreciation and personnel costs for activities such as quality assurance and quality control that were not capitalized in inventory, asset impairment charges, losses from asset disposal, scrap during the manufacturing process, idle facility, expenses related to unusable inventories and the lower of cost or market determinations. Gains are recognized on sale of previously written off Zingo related assets.

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

Contract and Other Revenues

Our revenue recognition policies require that four basic criteria be met before revenue can be recognized: (1) persuasive evidence exists of an arrangement; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fees charged for services rendered and products delivered and the collectability of those fees. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. If we have an ongoing involvement or performance obligation, non-refundable up-front fees are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the consolidated statement of operations over the term of the performance obligation. If we have no ongoing involvement or performance obligation, non-refundable up-front fees are generally recorded as revenue in the period in which the rights are transferred.

In November 2006, we entered into an agreement with Lumen Therapeutics, LLC granting a non-exclusive license to our clinical data and technical information relating to the prevention of saphenous vein graft disease in exchange for future royalties on the net sales of Lumen Therapeutics lead drug candidate and an equity position in Lumen Therapeutics. In August 2007, we entered into an agreement granting Particle Therapeutics a license to incorporate our drug delivery technology into its needle-free, transdermal delivery system for glucagon, a hormone commonly used for the treatment of hypoglycemia associated with Type 1 and Type 2 diabetes. Under the terms of the license agreement, we received an up-front payment in ordinary shares of Particle Therapeutics and will receive milestone payments for certain key clinical and regulatory achievements, royalties on future sales, as well as royalties on revenues from any future sub-licensing of the technology from Particle Therapeutics to third parties. For the three months ended September 30, 2009 and 2008, we recognized no non monetary revenue. For the nine months ended September 30, 2009 and 2008, we recognized none and $100,000 in non monetary revenue, respectively.

Valuation and Impairment of Long-Lived Assets

Assets related to the discontinued Zingo business are classified as assets held-for-sale when certain criteria are met. In accordance with ASC 360-10, Long-lived assets to be held and used, we classified these assets as assets held-for-sale on the consolidated balance sheet as of December 31, 2008, which includes prepaid and other assets, fixed assets and inventories related to Zingo. Since our Zingo assets were classified as held-for-sale as of December 31, 2008, we were required to report these assets at the lower of their respective carrying amounts or their fair values less costs to sell. The net book carrying value of the Zingo assets was approximately $20.1 million and, based upon our analysis as of December 31, 2008, the estimated fair value of the Zingo assets was $183,000. For the three and nine months ended September 30, 2009 and 2008, we did not recognize any impairment of long-lived assets.

Stock Compensation

We adopted the modified prospective transition method for recognizing stock-based compensation expenses, which requires the application of our accounting policy as of January 1, 2006, which have been reflected in these financial statements. Our accounting policy requires that we estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We value share-based awards using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2009 and 2008 are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. Our policy requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Contract Revenues

	Three Months Ended September 30,		Change
	2009	2008	$	%
	(in thousands, except percentage)
Contract revenues	$—	$1	$(1)	-100%

The contract revenue decrease for the three months ended September 30, 2009 compared to the same period in 2008 was not material.

Although we are seeking licensing or acquisition partners for the needle-free drug delivery technology underlying Zingo, we anticipate that we will not generate further contract revenues in 2009 from any collaboration since we have discontinued Zingo activities.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Three Months Ended September 30,		Change
	2009	2008	$	%
	(in thousands, except percentage)
Research and development	$537	$9,860	$(9,323)	-95%

The decrease in research and development expenses for the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to the following:

•	Decrease in clinical trial costs of $4.7 million primarily due to the completion of Phase 2 and Phase 3 Adlea trials for post surgical pain and osteoarthritis pain during fiscal 2008;

•

Decrease in compensation and employee related expense of $2.0 million due to lower headcount as a result of the restructuring events in fiscal 2008 and 2009 and employees being furloughed during the month of September 2009;

•	Decrease in facilities and related expenses of $1.4 million due to lower headcount and overhead allocation;

•	Decrease in other research and development expenses of $485,000; and

•	Decrease in professional services of $458,000 primarily due to lower clinical related expenses.

We expect that our research and development expenses will continue to decrease from 2008 levels due to the completion of Phase 2 and Phase 3 Adlea trials for post surgical pain and osteoarthritis pain during fiscal 2008 and the reduction in the number of employees.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Three Months Ended September 30,		Change
	2009	2008	$	%
	(in thousands, except percentage)
General and administrative	$1,764	$2,801	$(1,037)	-37%

The decrease in general and administrative expenses for the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to the following:

•

Decrease in compensation expenses and employee-related expenses of $747,000 million due to lower headcount as a result of the restructuring events in fiscal 2008 and 2009 and employees being furloughed during the month of September 2009;

•	Decrease in professional services of $492,000 primarily due to lower recruiting and public relations expenses;

•	Increase in facilities and related expenses of $279,000 primarily due to expense related to default judgment relating to the lease for the New Jersey facility;

•	Decrease in other corporate expenses of $50,000.

We expect that our general and administrative expenses will continue to decrease from 2008 levels due to the reduction in the number of employees.

Discontinued Operations

The following table summarizes our gains (losses) from discontinued operations:

	Three Months Ended Sept 30,		Change
	2009	2008	$	%
	(in thousands, except percentage)
Gain (Loss) from discontinued operations	$160	$(9,450)	$9,610	102%

The gain from discontinued operations for the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to the following:

•	Decrease in overall manufacturing start-up related expenses of $5.9 million due to the discontinuation of Zingo;

•	Decrease in marketing expenses in support of Zingo of $3.4 million; and

•	Increase resulting from the sale of previously written off Zingo related assets for $239,000.

Gain (Loss) on Sale of Assets. Loss on sale of assets was $1,000 for the three months ended September 30, 2009 related to the sale of computer equipment compared to none for the three months ended September 30, 2008.

Interest and Other Income. Other income was $176,000 for the three months ended September 30, 2009 reflecting tax refund and settlements on liabilities compared to $176,000 for the three months ended September 30, 2008 primarily reflecting interest income from cash and investment balances.

Interest and Other Expense. Interest and other expense was $346,000 for the three months ended September 30, 2009 primarily reflecting interest due on the Investor Securities, rights offering notes, and Arcion Note and amortization of debt discount compared to $280,000 for the three months ended September 30, 2008 reflecting interest paid on our equipment line of credit in 2008.

Debt Extinguishment. Debt extinguishment was none for the three months ended September 30, 2009 compared to $656,000 for the three months ended September 30, 2008 reflecting the early repayment of the GE equipment line of credit in 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Contract Revenues

	Nine Months Ended September 30,		Change
	2009	2008	$	%
	(in thousands, except percentage)
Contract revenues	$—	$304	$(304)	-100%

The contract revenue decrease for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to recording of license revenues of $300,000 from Particle Therapeutics for drug delivery technology in 2008.

Although we are seeking licensing or acquisition partners for the needle-free drug delivery technology underlying Zingo, we anticipate that we will not generate further contract revenues in 2009 from any collaboration since we have discontinued Zingo activities.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Nine Months Ended September 30,		Change
	2009	2008	$	%
	(in thousands, except percentage)
Research and development	$4,118	$29,832	$(25,714)	-86%

The decrease in research and development expenses for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to the following:

•	Decrease in clinical trial costs of $12.6 million primarily due to the completion of Phase 2 and Phase 3 Adlea trials for post surgical pain and osteoarthritis pain during fiscal 2008;

•

Decrease in compensation and employee related expense of $6.4 million due to lower headcount as a result of the restructuring events in fiscal 2008 and 2009 and employees being furloughed during the month of September 2009;

•	Decrease in facilities and related expenses of $3.1 million due to lower headcount and overhead allocation;

•	Decrease in research and development outside services of $1.9 million; and

•	Decrease in professional services of $1.3 million primarily due lower clinical related expenses.

We expect that our research and development expenses will continue to decrease from 2008 levels due to the completion of Phase 2 and Phase 3 Adlea trials for post surgical pain and osteoarthritis pain during fiscal 2008 and the reduction in the number of employees.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Nine Months Ended Sept 30,		Change
	2009	2008	$	%
	(in thousands, except percentage)
General and administrative	$8,933	$11,328	$(2,395)	-21%

The decrease in general and administrative expenses for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to the following:

•

Increase in facilities and related expenses of $4.2 million primarily due to the restructuring charge associated with vacating the office and laboratory space at our South San Francisco location of $3.3 million (net present value), idle facility charges of $479,000, and charge related to a default judgment of $165,000 for the New Jersey facility;

•

Decrease in compensation expenses and employee-related expenses of $4.8 million due to lower headcount as a result of the restructuring events in fiscal 2008 and 2009 and employees being furloughed during the month of September 2009;

•	Decrease in professional services of $1.4 million primarily due to lower expenses associated with Adlea marketing, recruiting fees, and public relations expenses; and

•	Decrease in other corporate expenses of $203,000.

We expect that our general and administrative expenses will continue to decrease from 2008 levels due to the reduction in the number of employees.

Discontinued Operations

The following table summarizes our gains (losses) from discontinued operations:

	Nine Months Ended Sept 30,		Change
	2009	2008	$	%
	(in thousands, except percentage)
Gain (Loss) from discontinued operations	$440	$(24,833)	$25,273	102%

The gain from discontinued operations for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to the following:

•	Decrease in marketing expenses in support of Zingo of $10.9 million;

•	Decrease in overall manufacturing start-up related expenses of $13.7 million due to the discontinuation of Zingo;

•	Increase resulting from the sale and settlement of previously written off Zingo related assets for $597,000; and

•	Increase in other income of $122,000 due to other Zingo related settlements and contract terminations.

Gain (Loss) on Sale of Assets. Gain on sale of assets was $79,000 for the nine months ended September 30, 2009 primarily related to the sale of laboratory equipment compared to none for the nine months ended September 30, 2008.

Interest and Other Income. Other income was $219,000 for the nine months ended September 30, 2009 primarily reflecting a tax refund and settlement on liabilities compared to $992,000 for the nine months ended September 30, 2008 reflecting lower interest income from cash and investment balances.

Interest and Other Expense. Interest and other expense was $848,000 for the nine months ended September 30, 2009 reflecting interest from the Investor Securities, Rights Offering, and Arcion Note and amortization of debt discount compared to $959,000 for the nine months ended September 30, 2008 reflecting interest paid on our equipment line of credit in 2008.

Debt Extinguishment. Debt extinguishment was none for the nine months ended September 30, 2009 compared to $656,000 for the nine months ended September 30, 2008 reflecting the early repayment of the GE equipment line of credit.

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

On April 2, 2009, we offered the holders of our common stock non-transferable subscription rights to purchase certain notes subject to the terms and conditions set forth in the indentures. On April 28, 2009, we completed the rights offering. We received total gross proceeds of approximately $1.1 million in exchange for the issuance of these rights offering notes. The rights offering notes will bear interest at a rate of 7% per annum. If we default under the rights offering notes, the rights offering notes will bear interest at a rate of 14% per annum. If a change of control event occurs as defined under the rights offering notes, we will owe the holders of the rights offering notes the lesser of seven (7) times the amount of the outstanding principal amount of the unsecured notes, plus all accrued but unpaid interest, or the same multiple (which may be less than one) of the aggregate principal amount received by the holders of the 2009 Securities, together with accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will constitute a change of control event. Unless we pay the principal and accrued but unpaid interest back early under a change control event, we will pay the outstanding principal and accrued but unpaid interest on April 28, 2010.

On May 18, 2009, we entered into a secured note purchase agreement (the “Note Purchase Agreement”) with Arcion Therapeutics, Inc. (Arcion), pursuant to which we agreed to sell and issue a note (the “Arcion Note”) in the principal amount of $2.0 million, subject to the terms and conditions set forth in the Note Purchase Agreement. The Arcion Note is secured by a first priority security interest in all of the assets of the Company and AlgoRx Pharmaceuticals, Inc. (“AlgoRx”), one of our wholly-owned subsidiaries. The Arcion Note accrues interest at a continuously compounding rate of 10% per annum. During the occurrence and continuance of an event of default, the Arcion Note will accrue interest at a continuously compounding rate of 14% per annum. Unless earlier paid pursuant to the terms of the Note Purchase Agreement or accelerated in connection with an event of default, subject to the terms of the Note Purchase Agreement, the outstanding principal and accrued but unpaid returns will be immediately due and payable on December 31, 2009. We may prepay the Arcion Note at any time without penalty. An event of default is defined in the Note Purchase Agreement to include, among other things: (1) a default of the Company or a subsidiary of the Company beyond any applicable cure period under any monetary liability that results in the acceleration of payment of such obligation in an amount over $100,000; (2) any judgment(s) entered against the Company or any subsidiary which in the aggregate exceeds $100,000 and remains unsatisfied pending appeal for 45 days or more after entry; and (3) a failure to pay any principal or interest due under the Arcion Note or failure to pay any other charges due under the Note Purchase Agreement, with such failure continuing for at least three business days. On September 17, 2009 we entered into an amendment to the Arcion Note to, among other things, increase the aggregate principal amount of $200,000 and extend the maturity date to December 31, 2009. At September 30, 2009, we had $2.2 million principal amount and approximately $76,000 accrued interest of Arcion Note outstanding.

Cash Flows

The following table summarizes our statement of cash flows (in millions):

	Nine Months Ended September 30,
	2009	2008
Cash flows provided by (used in):
Operating activities	$(10.5)	$(60.8)
Investing activities	0.2	(3.0)
Financing activities	9.6	9.0

Net increase (decrease) in cash and cash equivalents	$(0.7)	$(54.8)

Cash Flows from Operating Activities.

Net cash used in operating activities of $10.5 million for the nine months ended September 30, 2009 was primarily driven by our net loss of $13.2 million adjusted for non-cash items of $676,000 gain on disposal of assets, $569,000 of stock-based compensation, $367,000 in amortization of debt discount, $102,000 in depreciation, and $2.3 million cash inflow related to changes in operating assets and liabilities.

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

Cash Flows from Investing Activities.

Net cash provided by investing activities of $236,000 for the nine months ended September 30, 2009 was due to proceeds from the disposal of equipment.

Net cash used in investing activities of $3.0 million for the nine months ended September 30, 2008 was due to $4.1 million in purchases of property, plant, and equipment offset by $1.1 million of cash from consolidation of the CJV.

Cash Flows from Financing Activities.

Net cash provided by financing activities of $9.6 million for the nine months ended September 30, 2009 was due to proceeds from the Investor Securities sold pursuant to the Investor Agreement, the Rights Offering, and the Arcion Note.

Net cash provided by financing activities of $9.0 million for the nine months ended September 30, 2008 was due to $20.1 million from proceeds from term loans and $382,000 from the issuance of common stock offset by the repayment on equipment loan of $11.4 million for the equipment line of credit.

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

Contractual Obligations

Our outstanding contractual obligations relate to our facilities leases and debt obligation. Our contractual obligations as of September 30, 2009 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Debt Obligations	10.1	10.1	—	—	—
Operating leases	2.2	2.0	0.2	—	—

Total contractual cash obligations	$12.3	$12.1	$0.2	$—	$—

Under all of our license agreements, we could be required to pay up to a total of approximately $1.0 million in payments for milestones such as the initiation of clinical trials and the granting of patents. As of September 30, 2009, we incurred approximately $3.1 million of milestone charges, including approximately $1.6 million of cash payments and approximately $1.5 million of stock compensation, for the execution of agreements, patent approvals and the initiation of U.S. clinical trials. Milestone payments will also be due upon the first administration to a subject using licensed technology in a Phase 1 clinical trial, the first administration to a subject using licensed technology in a Phase 3 clinical trial and FDA approval of Adlea in addition to sales milestones and royalties payable on commercial sales if any occur. Dr. James N. Campbell, who was a member of the board of Anesiva from June 29, 2007 to December 19, 2008, is one of the three licensors of Adlea.

In November 2006, we amended the original sublease agreement with Coulter Pharmaceutical, Inc. to extend the term of the lease agreement for our headquarter office in South San Francisco, California from June 1, 2007 through November 12, 2010. On November 4, 2009, the lease was terminated.

On January 20, 2009, we entered into the Investor Agreement where we agreed to sell and issue Investor Securities for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The Investor Securities are secured by a security interest in all of the assets we own. We will pay interest at a continuously compounding rate of 7% per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Investor Securities, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. As of July 20, 2009, we are obligated to pay the outstanding principal and accrued but unpaid interest at the request of a certain majority of the Investors, which has not been received by the Company. Under the terms of the Reinvestment Agreement and upon the close of the Merger, immediately following the redemption by the Company of all of the outstanding securities held by the Investors issued pursuant to the Securities Purchase Agreement at a redemption price in cash equal to 100% of the aggregate outstanding principal amount of and all accrued but unpaid returns on such securities being redeemed, each Investor, upon receipt of the redemption price for the securities, will reinvest the proceeds of such redemption by purchasing unregistered common stock of the Company at a fixed price of $0.30 per share. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, a second tranche of $2.0 million on March 3, 2009 and the final tranche of approximately $1.3 million on April 1, 2009 under the Investor Agreement.

In March 2009, we entered into a sublease for office space in South San Francisco, California under a noncancelable operating lease effective April 1, 2009 through June 2010. The projected minimum payments for the operating lease at September 30, 2009 are approximately $80,000.

On April 2, 2009, we offered the holders of our common stock non-transferable subscription rights to purchase certain notes subject to the terms and conditions set forth in the indentures. On April 28, 2009, we completed the rights offering. We received total gross proceeds of approximately $1.1 million in exchange for the issuance of these rights offering notes. The rights offering notes will bear interest at a rate of 7% per annum. If we default under the rights offering notes, the rights offering notes will bear interest at a rate of 14% per annum. If a change of control event occurs as defined under the rights offering notes, we will owe the holders of the rights offering notes seven the lesser of (7) times the amount of the outstanding principal amount of the unsecured notes, plus all accrued but unpaid interest, or the same multiple (which may be less than one) of the aggregate principal amount received by the holders of the 2009 Securities, together with accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will constitute a change of control event. Unless we pay the principal and accrued but unpaid interest back early under a change control event, we will pay the outstanding principal and accrued but unpaid interest on April 28, 2010.

On May 18, 2009, we entered into a secured note purchase agreement (the “Note Purchase Agreement”) with Arcion Therapeutics, Inc. (Arcion), pursuant to which we agreed to sell and issue a note (the “Arcion Note”) in the principal amount of $2.0 million, subject to the terms and conditions set forth in the Note Purchase Agreement. The Arcion Note is secured by a first priority security interest in all of the assets of the Company and AlgoRx Pharmaceuticals, Inc. (“AlgoRx”), one of our wholly-owned subsidiaries. The Arcion Note accrues interest at a continuously compounding rate of 10% per annum. During the occurrence and continuance of an event of default, the Arcion Note will accrue interest at a continuously compounding rate of 14% per annum. Unless earlier paid pursuant to the terms of the Note Purchase Agreement or accelerated in connection with an event of default, subject to the terms of the Note Purchase Agreement, the outstanding principal and accrued but unpaid returns will be immediately due and payable on December 31, 2009. We may prepay the Arcion Note at any time without penalty. An event of default is defined in the Note Purchase Agreement to include, among other things: (1) a default of the Company or a subsidiary of the Company beyond any applicable cure period under any monetary liability that results in the acceleration of payment of such obligation in an amount over $100,000; (2) any judgment(s) entered against the Company or any subsidiary which in the aggregate exceeds $100,000 and remains unsatisfied pending appeal for 45 days or more after entry; and (3) a failure to pay any principal or interest due under the Arcion Note or failure to pay any other charges due under the Note Purchase Agreement, with such failure continuing for at least three business days. On September 17, 2009 we entered into an amendment to the Arcion Note to, among other things, increase the aggregate principal amount of $200,000 and extend the maturity date to December 31, 2009.

Off-Balance Sheet Arrangements

At September 30, 2009 and 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In May 2009, the FASB established general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We have determined that the adoption of this standard does not have a material effect on our consolidated financial statements.

In June 2009, the FASB approved the “FASB Accounting Standard Codification” (FASB ASC or the Codification) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. The codification changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the FASB ASC did not materially impact our financial statements, however our references to accounting literature within our notes to the condensed consolidated financial statements have been revised to conform to the Codification beginning with the quarter ended September 30, 2009.

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

During the nine months ended September 30, 2009, there were no material changes in the interest rate risk or foreign currency exchange risk disclosure set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance of achieving their objectives. Based on their evaluation as of September 30, 2009, our chief executive officer and chief accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to various legal proceedings incident to the normal course of business. Management believes that adverse decisions in any pending or threatened proceedings could have a material effect on our financial position, results of operations or cash flows.

On December 23, 2008, 500 Plaza Drive Corporation (500 Plaza) exercised a termination right under Anesiva’s lease for its facility in Secaucus, New Jersey, to terminate the lease effective December 28, 2008 due to non-payment of December 2008 rent. On January 5, 2009, 500 Plaza filed a summary dispossess action against Anesiva in the Superior Court of New Jersey, Special Civil Part, in Hudson County, New Jersey. The summary dispossess action sought a ruling to remove Anesiva from the office space at 500 Plaza Drive and pay nominal attorney’s fees. On February 9, 2009, a default judgment was issued against Anesiva and Anesiva no longer has possession of the Secaucus facility. After termination of the lease, 500 Plaza drew down on the security deposit in the form of a letter of credit for their benefit in the amount of approximately $112,000. On March 9, 2009, 500 Plaza served a further complaint seeking more than $242,200 for amounts allegedly due under the terminated lease. On September 25, 2009, the Superior Court of New Jersey, in Hudson County, New Jersey, awarded 500 Plaza damages and attorney’s fees totaling $333,270. Anesiva has accrued the contingency in accordance with the FASB guidance as a general and administrative expense.

On January 16, 2009, Maria Monshaw filed a lawsuit against Anesiva in U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges breach of contract and non-payment of consulting services and business expenses totaling approximately $136,000 as well as interest and legal costs. In accordance with the FASB guidance, Anesiva does not believe that there is any merit to this lawsuit and has not accrued for this contingency since it is not probable. Anesiva is unable to predict the outcome of this litigation at this time.

On March 17, 2009, Andrew Lambert, an alleged stockholder, served a derivative complaint filed in the Court of Chancery of the State of Delaware, purportedly on behalf of Anesiva (named as a nominal defendant), against Anesiva’s chief executive officer, certain members of Anesiva’s board of directors and certain stockholders of Anesiva affiliated with the directors relating to the financing transaction we completed in January 2009. On January 20, 2009, we entered into a securities purchase agreement (the “Investor Agreement”) with Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP (each an “Investor” and together the “Investors”), where we agreed to sell and issue securities for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The complaint alleges, among other things, that the defendants breached their fiduciary duties by causing Anesiva to enter into the Investor Agreement. The plaintiff sought, among other things, a judgment voiding provisions of the Investor Agreement that require us to pay the investors who are party to the Investor Agreement seven times the amount of the outstanding principal amount of the securities purchased in the financing in the event of a change of control. This lawsuit was dismissed on October 30, 2009.

On March 19, 2009, Sheryl Gluck, an alleged stockholder, filed a derivative complaint in the Court of Chancery of the State of Delaware, purportedly on behalf of Anesiva (named as a nominal defendant), against Anesiva’s chief executive officer, certain members of Anesiva’s board of directors and certain stockholders of Anesiva affiliated with the directors relating to the Investor Agreement with the Investors. The complaint alleged, among other things, that the defendants breached their fiduciary duties by causing Anesiva to enter into the Investor Agreement. On September 8, 2009, an amended complaint was filed, which also alleges, among other things (including allegations relating to the Investor Agreement), that the defendants breached their fiduciary duties to the stockholders of Anesiva in connection with the proposed merger (the “Merger”) of Arca Acquisition Corporation (“Arca”), a wholly-owned subsidiary of Anesiva, and Arcion Therapeutics, Inc. (“Arcion”), pursuant to that certain Agreement and Plan of Merger, dated August 4, 2009, among Anesiva, Arca and Arcion and, with respect to only Articles V and IX of the agreement, each of the Arcion stockholders listed on Schedule I thereto. The amended complaint adds, among others, Arcion as a defendant to the suit. The amended complaint seeks, among other things, to enjoin the defendants from completing the Merger as currently contemplated. The amended complaint is styled both as a derivative suit and as a class action and seeks, in addition to the injunctive relief noted, damages to certain of the Anesiva stockholders based on a theory that the purchase price offered to such stockholders is less than the value of their shares. Anesiva and Plaintiff Gluck have since agreed upon a tentative settlement. The parties are now in the process of confirmatory discovery.

On April 24, 2009, Eight Tower Bridge Development Associates filed a lawsuit against Anesiva in the Court of Common Pleas of Montgomery County, Pennsylvania alleging breach of contract and seeking more than $261,000 for amounts allegedly due under Anesiva’s lease for its facility in Conshohocken Pennsylvania. Anesiva has accrued the contingency in accordance with the FASB guidance as a discontinued operations expense relating to the Zingo manufacturing and commercial operations. Anesiva is unable to predict the outcome of this litigation at this time.

On May 29, 2009, Coulter Pharmaceutical, Inc. filed a suit for damages against Anesiva in the California Superior Court, County of San Mateo alleging breach of sublease agreement and seeking more than $25,000 in damages. On November 4, 2009, Coulter Pharmaceutical, Inc. terminated the sublease agreement between Anesiva and Coulter Pharmaceutical, Inc. dated May 15, 2003, as amended on October 15, 2005 and November 10, 2006, to sublease the premises located at 650 Gateway Boulevard, South San Francisco, California effective immediately. Under the terms of the Sublease, Coulter may seek to recover from Anesiva (i) the amount of unpaid rent owed at the time of termination of up to approximately $1.2 million, plus interest; (ii) the amount of future unpaid rent for the balance of the term of the Sublease of up to approximately $2.2 million, (iii) less the amount of rental loss which it can be proven could have been reasonably avoided by Coulter; and (iv) attorneys’ fees, which cannot reasonably be estimated at this time. Anesiva has accrued the contingency in accordance with the FASB guidance as a general and administrative expense. Anesiva is unable to predict the outcome of this litigation at this time.

On June 1, 2009, John Regan filed a wage complaint claim with the Division of Labor Standards Enforcement (“DLSE”) of the California Department of Industrial Relations alleging non-payment of severance payments totaling $63,000 under his separation and consulting agreement dated September 3, 2008. A hearing was held on July 27, 2009 at the DLSE. On July 29, 2009, the DLSE awarded John Regan $102,000. Anesiva accrued the contingency in accordance with the FASB guidance as a discontinued operations expense relating to the Zingo manufacturing and commercial operations. Anesiva settled this matter on October 20, 2009.

On June 8, 2009 GKD-USA, Inc. (GKD) filed a lawsuit against us in the Circuit Court for Dorchester County, Maryland alleging the non-payment for goods and services in the amount of $273,000. On October 12, 2009, Anesiva received notice that on October 6, 2009, a default judgment was entered against Anesiva in the amount of $272,868 plus interest as of October 1, 2009, and post-judgment interest that will accrue until the judgment is satisfied. Anesiva has accrued the contingency in accordance with the FASB guidance as a discontinued operations expense relating to the Zingo manufacturing and commercial operations.

On August 4, 2009, Microtest Laboratories, Inc. (MTL) filed a lawsuit against us in the United States District Court, District of Massachusetts alleging the non-payment for services in the amount of $1,003,459. On September 16, 2009, a default judgment was entered against Anesiva in the amount of $1,003,459 plus post-judgment interest that will accrue until the judgment is satisfied. Anesiva has accrued the contingency in accordance with the FASB guidance as a discontinued operations expense relating to the Zingo manufacturing and commercial operations.

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

Risk Factors Relating to Our Business

We may need to seek protection under the provisions of the U.S. Bankruptcy Code, and in that event, it is unlikely that stockholders would receive any value for their shares.*

We have not generated any revenues to date, and we have incurred losses in each year since our inception in 1999. We currently have capital resources, including amounts received subsequent to September 30, 2009, that we believe to be sufficient to support our operations into December 2009. We may not be able to raise sufficient capital to continue our existing operations beyond that time, particularly in light of our obligations under our lease and credit agreements, and we are currently evaluating our strategic alternatives with respect to all aspects of our business. We cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors, including our landlords, or if we are unable to obtain financing to support continued satisfaction of our leases and other debt obligations, we would likely be in default under our lease and credit agreements and may need to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we would likely realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate under the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.

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

We will need additional financing, which may be difficult or impossible to obtain. If we fail to obtain necessary financing or do so on unattractive terms, our development programs and other operations could be severely harmed.*

As of September 30, 2009, we had current liabilities of $21.4 million and cash on hand of approximately $8,000. In our efforts to reduce our operating expenses, we have undergone multiple restructurings during the past year and have focused on settling with existing creditors to reduce our liabilities. For the months of September and October 2009, our current employees were furloughed to reduce our operating expenses. Accordingly, we have recorded no compensation expenses relating to the furloughed employees during the furlough period. In addition, certain key vendors have agreed to continue to work with us in anticipation of the closing of the Merger. However, there can be no assurance that our current employees will remain with us or that our key vendors will continue to work with us until the consummation of the Merger. We currently have capital resources that we believe to be sufficient to support our operations into December 2009. We are attempting to, but may not be able to raise sufficient additional capital to continue our existing operations beyond that time. We have based this estimate on assumptions that may prove to be wrong, and we may utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the other factors discussed in this section.

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

In addition, we are pursuing strategic transactions and alternatives with respect to all aspects of our business, including sales of our Zingo product and asset and closing the Merger with Arcion. Stockholders should recognize that, to satisfy our liabilities and fund the clinical development of Adlea, we may pursue strategic alternatives that result in the stockholders of Anesiva having little or no continuing interest in the Zingo product or Adlea or any other assets of Anesiva as stockholders or otherwise.

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

The announcement and pendency of our agreement to merge with Arcion could adversely affect our business.*

On August 4, 2009, Anesiva, Inc. (the “Company”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Arca Acquisition Corporation (“Arca”), a wholly owned subsidiary of the Company, Arcion Therapeutics, Inc. (“Arcion”). The Merger Agreement provides that, among other things, upon the terms and subject to the conditions set forth in the Merger Agreement, Arca will merge with and into Arcion, a privately held corporation, with Arcion as the surviving corporation of the merger (the “Merger”). As a result of the Merger, Arcion will become a wholly owned subsidiary of the Company and each outstanding share of Arcion capital stock will be converted into the right to receive shares of Company common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement, the Company will issue, and Arcion stockholders will receive in a tax-free exchange, shares of Anesiva common stock such that Arcion stockholders will own approximately 64% and Company stockholders will own approximately 36% of the outstanding shares of the Company immediately following the Merger and the transactions contemplated by the reinvestment agreement between Arcion and the holders of the Investors Securities. Consummation of the Merger is subject to customary closing conditions, including approval by the stockholders of the Company and Arcion. In connection with the execution of the Merger Agreement, certain stockholders of the Company, including entities affiliated with certain members of the Company’s board of directors, entered into voting agreements pursuant to which they have agreed to, among other things, vote in favor of the issuance of common stock pursuant to the Merger. The announcement and pendency of the Merger could cause disruptions in our business, including affecting our relationship with our vendors and employees, which could have an adverse effect on our business, financial results and operations. Further, the Merger may divert management’s attention from day-to-day operations and resources, which could harm our business.

Failure to satisfy the closing conditions of the Merger and complete the Merger and the Reinvestment could adversely affect Anesiva’s stock price and Anesiva’s future business and operations.*

There is no assurance that the Merger with Arcion or any other transaction will occur. The Merger is subject to the satisfaction of closing conditions, including the approval by Anesiva stockholders and the condition that Anesiva must have no indebtedness other than trade payables in an amount not in excess of $3.5 million and obligations under that certain secured note purchase agreement with Arcion, dated May 18, 2009, as amended, and those certain 7% senior notes due 2010 issued by Anesiva pursuant to that certain registration statement on Form S-3 (File No. 333-133337) filed by Anesiva with the SEC. As such, Anesiva will be required to enter into settlement agreements with its creditors and resolve its ongoing litigation matters prior to the closing of the merger to reduce the fair value of its assumed liabilities to be no more than $3.5 million. All creditors who have settled claims with Anesiva will be required to sign a release foregoing any claims to funds to the extent they were not paid in full. Anesiva cannot assure you that it will be able to successfully enter into such settlement agreements with its creditors and resolve its ongoing litigation matters prior to the closing of the Merger to reduce its indebtedness in an amount not in excess of $3.5 million. Thus, there is no assurance that Anesiva will be able to satisfy the closing conditions of the Merger or that the Merger will be successfully completed. To the extent any unasserted claims against Anesiva exist at the closing date of the merger, but are asserted after the closing date of the Merger, such claims shall be the responsibility of the combined company. No indemnification will be provided pursuant to the Merger Agreement to previous stockholders of Arcion or any other third party even if such previously unasserted claims are in excess of the $3.5 million liability threshold.

If the proposed Merger or a similar transation is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of up to approximately $1.2 million and reimburse reasonable out-of-pocket fees and expenses of Arcion of not more than $500,000 incurred with respect to the transactions contemplated by the Merger Agreement. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community.

In the event that the Merger is not consummated, substantial doubt may arise regarding the Company’s ability to continue as a going concern. If the Company is unable to continue as a going concern, the Company would have to liquidate its assets, and the Company may realize significantly less than the values at which they are carried on its financial statements. The Company currently has capital resources that it believes to be sufficient to support its operations approximately into December 2009. If the Merger is not approved by stockholders, the Company may not be able to raise sufficient capital to continue its existing operations beyond that time. For instance, in the Company’s dispute with 500 Plaza Corporation, on September 25, 2009, the Superior Court of New Jersey, in Hudson County, New Jersey, awarded 500 Plaza Corporation damages and attorney’s fees totaling approximately $333,000. Also, in the Company’s dispute with GKD-USA, Inc., on October 12, 2009, Anesiva received notice that on October 6, 2009, a default judgment was entered against the Company in the amount of approximately $273,000 plus interest as of October 1, 2009, and post-judgment interest that will accrue until the judgment is satisfied. Further, in the Company’s dispute with Microtest Laboratories, Inc., on September 16, 2009, a default judgment was entered against the Company in the amount of approximately $1,003,000 plus post-judgment interest that will accrue until the judgment is satisfied. Unless the Merger is completed, the Company will not have sufficient capital or liquidity to satisfy these court awards. Anesiva expects that it will have sufficient capital and liquidity to satisfy these court awards if the Merger and the related transactions are completed. However, Anesiva cannot assure you that any actions that it takes would raise or generate sufficient capital to fully address the uncertainties of its financial position. As a result, Anesiva may be unable to realize value from its assets and discharge its liabilities in the normal course of business. If Anesiva is unable to settle its obligations to its creditors or if it is unable to obtain financing to support continued satisfaction of its debt obligations, Anesiva would likely be in default under its lease and credit agreements and may need to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, Anesiva may seek to reorganize its business, or a trustee appointed by the court may be required to liquidate its assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. In the event Anesiva is required to liquidate under the U.S. Bankruptcy Code, it is highly unlikely that stockholders would receive any value for their shares.

The costs associated with the Merger are difficult to estimate, may be higher than expected and may harm the financial results of the Company.*

The Company estimates that it is currently incurring significant Merger-related costs. The Company will incur aggregate direct transaction costs of approximately $1.0 million in connection with the transactions associated with the Merger, and additional costs associated with the consolidation and integration of operations, which cannot be estimated accurately at this time. If the total costs of the Merger exceeds the Company’s estimates or the benefits of the merger do not exceed the total costs of the Merger, the financial results of the Company could be adversely affected.

If we do not complete an Adlea partnering, Zingo divestiture or additional financing, we may not be able to repay the loan pursuant to our Investor Agreement, the Rights Offering Notes, or the Arcion Note when they become due and we may not be able to return capital to our stockholders.*

On January 20, 2009, we entered into the Investor Agreement where we agreed to sell and issue Investor Securities for a total principal amount of up to $7.0 million, subject to the terms and conditions set forth in the Investor Agreement. The Investor Securities are secured by a first priority security interest in all of the assets we own. We will pay interest at a continuously compounding rate of 7% per year. If we default under the Investor Agreement, we will pay interest at a continuously compounding rate of 14% per year. If a change of control event occurs as defined under the Investor Agreement, we will owe the Investors seven (7) times the amount of the outstanding principal amount of the Investor Securities, plus all accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will be a change of control event, as defined. As of July 20, 2009, we are obligated to pay the outstanding principal and accrued but unpaid interest at the request of a certain majority of the Investors, which has not been received by the Company. Under the terms of the Reinvestment Agreement and upon the close of the Merger, immediately following the redemption by the Company of all of the outstanding securities held by the Investors issued pursuant to the Securities Purchase Agreement at a redemption price in cash equal to 100% of the aggregate outstanding principal amount of and all accrued but unpaid returns on such securities being redeemed, each Investor, upon receipt of the redemption price for the securities, will reinvest the proceeds of such redemption by purchasing unregistered common stock of the Company at a fixed price of $0.30 per share. Under the terms and conditions set forth in the Investor Agreement, we received an initial $3.0 million on January 20, 2009, a second tranche of $2.0 million on March 3, 2009 and the final tranche of approximately $1.3 million on April 1, 2009. At September 30, 2009, we had approximately $6.3 million principal amount and approximately $277,000 accrued interest of Investor Securities outstanding.

On April 2, 2009, we offered the holders of our common stock non-transferable subscription rights to purchase certain notes subject to the terms and conditions set forth in the indentures. On April 28, 2009, we completed the rights offering. We received total gross proceeds of approximately $1.1 million in exchange for the issuance of these rights offering notes. The rights offering notes will bear interest at a rate of 7% per annum. If we default under the rights offering notes, the rights offering notes will bear interest at a rate of 14% per annum. If a change of control event occurs as defined under the rights offering notes, we will owe the holders of the rights offering notes seven, the lesser of (7) times the amount of the outstanding principal amount of the unsecured notes, plus all accrued but unpaid interest or the same multiple (which may be less than one) of the aggregate principal amount received by the holders of the 2009 Securities, together with accrued but unpaid interest. A sale of assets of the company under a bankruptcy, chapter 7 or chapter 11, will constitute a change of control event. Unless we pay the principal and accrued but unpaid interest back early under a change control event, we will pay the outstanding principal and accrued but unpaid interest on April 28, 2010.

The Investor Securities and the Rights Offering notes became due on July 20, 2009 and will become due on April 28, 2010, respectively, and bear interest at a rate of 7% per annum. Since the inception of Anesiva’s business, it has incurred significant cumulative net losses. As of September 30, 2009, we had accumulated deficit of approximately $325.1 million. As of September 30, 2009, we had current liabilities of $21.4 million and cash on hand of approximately $8,000. We currently have capital resources that we believe to be sufficient to support our operations into December 2009. We expect to continue to incur substantial net losses in order to further develop and commercialize our products and may not be able to sustain our operations. Accordingly, absent additional financing, we will likely not have sufficient funds to pay the principal amount of the Investor Securities or the Rights Offering notes when due or upon any acceleration thereof. In addition, we may not have sufficient funds to pay interest on the Investor Securities or the Rights Offering notes. If we fail to pay principal or interest when due, we will be in default under the Investment Agreement and Indenture.

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

On May 18, 2009, we entered into a secured note purchase agreement (the “Note Purchase Agreement”) with Arcion Therapeutics, Inc. (Arcion), pursuant to which we agreed to sell and issue a note (the “Arcion Note”) in the principal amount of $2.0 million, subject to the terms and conditions set forth in the Note Purchase Agreement. On September 17, 2009, we entered into an amendment to the Arcion Note to, among other things, increase the aggregate principal amount of $200,000 and extend the maturity date to December 31, 2009. The Arcion Note is secured by a first priority security interest in all of the assets of the Company and AlgoRx Pharmaceuticals, Inc. (“AlgoRx”), one of our wholly-owned subsidiaries. The Arcion Note accrues interest at a continuously compounding rate of 10% per annum. During the occurrence and continuance of an event of default, the Arcion Note will accrue interest at a continuously compounding rate of 14% per annum. Unless earlier paid pursuant to the terms of the Note Purchase Agreement or accelerated in connection with an event of default, subject to the terms of the Note Purchase Agreement, the outstanding principal and accrued but unpaid returns will be immediately due and payable on December 31, 2009. We may prepay the Arcion Note at any time without penalty. An event of default is defined in the Note Purchase Agreement to include, among other things: (1) a default of the Company or a subsidiary of the Company beyond any applicable cure period under any monetary liability that results in the acceleration of payment of such obligation in an amount over $100,000; (2) any judgment(s) entered against the Company or any subsidiary which in the aggregate exceeds $100,000 and remains unsatisfied pending appeal for 45 days or more after entry; and (3) a failure to pay any principal or interest due under the Arcion Note or failure to pay any other charges due under the Note Purchase Agreement, with such failure continuing for at least three business days. On September 17, 2009 we entered into an amendment to the Arcion Note to, among other things, increase the aggregate principal amount of $200,000 and extend the maturity date to December 31, 2009. At September 30, 2009, we had $2.2 million principal amount and approximately $76,000 accrued interest of Arcion Note outstanding.

We may not be able to maintain our listing on The Nasdaq Global Market, which would adversely affect the price and liquidity of our common stock.*

On March 27, 2009, the Company received a letter from The NASDAQ Stock Market LLC (“Nasdaq”) notifying us that we no longer met the NASDAQ Global Market requirements under Marketplace Rule 4450(a)(3) (which has since been superseded by Rule 5450(b)(1)(A)), requiring a minimum of $10.0 million in stockholders’ equity for continued listing. On July 17 2009, the Company received a letter notifying the Company that based on NASDAQ’s further review of the Company and material submitted by the Company, the Company had failed to regain compliance with Rule 5450(b)(1)(A) and, therefore, NASDAQ has determined to delist the Company’s securities from The NASDAQ Global Market. The Company requested an oral hearing before a Hearings Panel to appeal the decision during which time the Company’s securities remained listed on The NASDAQ Global Market pending a decision by the Listing Qualifications Panel following the hearing. The hearing was held on August 27, 2009.

On September 24, 2009, the Company received a letter from NASDAQ notifying us that we no longer met the NASDAQ Global Market requirements under Marketplace Rule 5450(a)(1), requiring a minimum bid price of at least $1.00 per share for continued listing. To regain compliance with Rule 5450(a)(1), the closing bid price of Anesiva’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days. If the Company does not regain compliance with Rule 5450(a)(1) by March 16, 2010, NASDAQ will provide written notification to the Company that its common stock may be delisted. If the reverse stock split is approved by the stockholders and the Merger is consummated, the Company expects that the one-for-40 reverse stock split will increase the market price of its common stock and the Company will be able to regain compliance with Rule 5450(a)(1).

On November 5, 2009, we received a letter from Nasdaq stating that the Nasdaq Hearing Panel has granted ours request for continued listing on The NASDAQ Global Market subject to the condition that Anesiva shall have completed on or before December 31, 2009, the Merger with Arcion contemplated by the Merger Agreement. Unless the Merger is consummated, it is unlikely Anesiva will be able to satisfy the $1.00 per share minimum bid price requirement under Rule 5450(a)(1) and the $10.0 million stockholders’ equity requirement under Rule 5450(b)(1)(A), and its securities would therefore most likely be delisted from The NASDAQ Global Market. Notwithstanding the foregoing, there can be no assurance that the combined company’s stockholders’ equity following the Merger will remain in excess of the $10.0 million stockholders’ equity requirement or that the market price per share following the Merger and the reverse stock split will remain in excess of the minimum bid price for the requisite period of time for continued listing.

Our success is dependent on the proper management of our current and future business operations, and the expenses associated with them.*

Our business strategy requires us to manage our operations to provide for the continued development and potential commercialization of Adlea. Our strategy also calls for us to undertake increased research and clinical development activities, and to manage an increasing number of relationships with collaborators and other third parties to achieve our development timelines, while simultaneously managing the expenses generated by these activities. On September 3, 2008, we announced a reduction of approximately 20% of our workforce, across our pre-clinical development and administrative functions. This reduction in force was a part of our efforts to reduce our operating expenses through prioritization of our development portfolio and streamlining our infrastructure. On November 10, 2008, we announced that the ACTIVE-1 Phase 3 clinical trial studying Adlea versus placebo following bunionectomy surgery missed its primary endpoint, a non-safety related recall potentially related to shelf life of our marketed Zingo product and the early repayment of our Oxford Loan in the amount of over $20.9 million which led to a second reduction of approximately 80% of our workforce, across all departments. As a result of these reductions in force, we recorded a restructuring charge of approximately $1.3 million in the third and fourth quarters of 2008. In August 2009, we announced a restructuring plan to lower operating expenses and preserve capital pursuant to which five positions were eliminated. For the months of September and October 2009, our current employees were furloughed to reduce our operating expenses. Accordingly, we have recorded no compensation expenses relating to the furloughed employees during the furlough period. In addition, certain key vendors have agreed to continue to work with us in anticipation of the closing of the Merger. However, there can be no assurance that our current employees will remain with us or that our key vendors will continue to work with us until the consummation of the Merger.

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

We currently are, and in the future may be, subject to stockholder litigation which could hurt our business.*

On March 17, 2009, we were served with a lawsuit naming certain of our officers, directors and stockholders affiliated with certain of our directors as defendants in a purported derivative lawsuit filed in the Court of Chancery of the State of Delaware in connection with a financing transaction we completed pursuant to the Investor Agreement in January 2009, alleging, among other things, breaches of fiduciary duties. This lawsuit was dismissed on October 30, 2009. On March 19, 2009, a second lawsuit was filed in the Court of Chancery of the State of Delaware naming certain of our officers, directors and stockholders affiliated with certain of our directors in a purported derivative lawsuit in connection with the same financing transaction we completed in January 2009. The plaintiffs sought, among other things, a judgment voiding provisions of the Investor Agreement that require us to pay the investors who are party to the Investor Agreement seven times the amount of the outstanding principal amount of the securities purchased in the financing in the event of a change of control. The stockholder derivative suits are discussed in more detail in Part II, Item 1 of this Quarterly Report on Form 10-Q. On September 8, 2009, an amended complaint was filed, which also alleges, among other things (including allegations relating to the Investor Agreement), that the defendants breached their fiduciary duties to the stockholders of Anesiva in connection with the proposed Merger. The amended complaint adds, among others, Arcion as a defendant to the suit. The amended complaint seeks, among other things, to enjoin the defendants from completing the Merger as currently contemplated. The amended complaint is styled both as a derivative suit and as a class action and seeks, in addition to the injunctive relief noted, damages to certain of the Anesiva stockholders based on a theory that the purchase price offered to such stockholders is less than the value of their shares. Anesiva and its directors intend to take all appropriate actions to defend the suit. We are unable to predict the outcome of this litigation at this time. We cannot predict the outcome of this remaining lawsuit, nor can we predict the amount of time and expense that will be required to resolve it. The ongoing legal fees we are incurring in connection with this action, or any attorneys’ fees that we may be required to pay as a result of the derivative suit, could have an adverse effect on our operating results and financial condition. In addition, if this lawsuit is successful and as a result we are enjoined from completing the Merger with Arcion we may need to seek protection under the provisions of the U.S. Bankruptcy Code and there may be significant doubt as to our ability to continue as a going concern. Further, this lawsuit may divert management’s attention and resources, which could harm our business.

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

We have a limited operating history and if we do not generate significant revenues, we will not be able to achieve profitability.*

We have a limited history of operations and we have incurred net losses since our inception. As of September 30, 2009, we had accumulated deficit of approximately $325.1 million. We expect to incur substantial net losses in order to further develop and commercialize our products and do not know whether or when we will become profitable and may not be able to sustain our operations.

As a result of our ongoing reductions in force, we will be operating with a severe shortage of personnel and may not be able to conduct even limited operations or maintain effective disclosure controls and procedures. If we fail to retain key scientific and clinical personnel, we may be unable to successfully develop Adlea or any other product candidates.*

On November 10, 2008, we announced a reduction in force to reduce our staff to approximately 16 employees. On November 10, 2008, we provided Worker Adjustment and Retraining Notification Act (WARN Act) notices to 62 employees that their employment would end on January 9, 2009. On February 18, 2009, we announced that our chief financial officer position was eliminated. In August 2009, we announced a restructuring plan to lower operating expenses and preserve capital pursuant to which five positions were eliminated. For the months of September and October 2009, our current employees were furloughed to reduce our operating expenses. Accordingly, we will be operating with a severe shortage of resources and may not be able to conduct even limited operations. Even if we are able to obtain necessary funding and continue our business beyond December 2009, we may not have adequate personnel to operate our business or be able to attract and retain qualified employees.

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

If we do not find collaborators for our product candidates, we may have to reduce or delay our rate of product development and/or increase our expenditures, and our business, results of operations and financial condition could suffer.*

Our strategy to develop, manufacture and commercialize Adlea may include entering into various relationships with other pharmaceutical companies or organizations with respect to some programs to advance such programs, finance clinical development and reduce our expenditures on such programs. Our product candidates will sometimes target highly competitive therapeutic markets in which we have limited experience and expertise. If we are unable to develop this expertise ourselves, we will need to enter into agreements with a biotechnology or pharmaceutical company to provide us with the necessary resources and experience for the development and commercialization of products in these markets. There are a limited number of companies with the resources necessary to develop our future products commercially, and we may be unable to attract any of these firms. A company that has entered into a collaboration agreement with one of our competitors may choose not to enter into a collaboration agreement with us. We may not be able to negotiate any collaboration on acceptable terms or at all. If we are not able to establish collaborative arrangements, we may have to reduce or delay further development of some of our programs and/or increase our expenditures and undertake the development activities at our own expense. If we elect to increase our expenditures to fund our development programs, we will need to obtain additional capital, which may not be available on acceptable terms or at all. If we are unable to find suitable partners or to negotiate acceptable collaborative arrangements or future sale of assets held-for-sale with respect to our existing and future product candidates or the licensing of our technology, or if any arrangements we negotiate, or have negotiated, include unfavorable commercial terms, our business, results of operations and financial condition could suffer.

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

We have an employment agreement with Michael Kranda, our president and chief executive officer. Mr. Kranda joined the Company in June 2008. For the months of September and October 2009, we have furloughed our current employees to reduce our operating expenses. Each of our officers and key employees may terminate his or her employment without notice and without cause or good reason.

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

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence.*

Our executive officers, directors and principal stockholders, together with their affiliates, own approximately 40.5% of our voting stock, including shares subject to outstanding options based upon shares outstanding as of September 30, 2009. Our executive officers are not affiliated with any of our directors, principal stockholders or their affiliates. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Pursuant to Section 6.1 of the Merger Agreement, unless authorized and previously approved in writing by the majority of the members of the Operating Committee (as defined in the Merger Agreement), Anesiva may not declare, set aside, make or pay any dividend or other distribution (whether payable in cash, stock, property or a combination thereof) with respect to any of its capital stock (other than dividends paid by a wholly-owned subsidiary of the Company to the Company or to any other wholly-owned subsidiary of the Company).

Under the terms of the Secured Note Purchase Agreement, dated May 18, 2009, by and between Anesiva and Arcion as amended on September 17, 2009, while the Amended and Restated Note issued to Arcion dated September 17, 2009 remains outstanding, the consent of Arcion will be required for Anesiva to declare or pay any dividends or redeem any of its equity securities, other than dividends payable solely in common stock of the Anesiva or in connection with benefit plans.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Effective November 10, 2009, Anesiva and Green Vision Corporation (“GVC”) entered into a termination agreement (the “Termination Agreement”) for termination of the License and Distribution Agreement between Anesiva and GVC, dated April 16, 2008. Under the Termination Agreement, Anesiva will make a payment of $25,000 to GVC contingent on the closing of the Merger with Arcion Therapeutics, Inc. The parties will release each other from any and all additional liabilities and obligations under the License and Distribution Agreement.

The License and Distribution Agreement related to Anesiva’s Zingo™ (lidocaine hydrochloride monohydrate) powder intradermal injection product. Under the terms of the License and Distribution Agreement, Green Vision was to be the exclusive distributor of the Zingo product in Bahrain, Jordan, Kuwait, Lebanon, Oman, Qatar, Saudi Arabia, and United Arab Emirates. Pursuant to the License and Distribution Agreement, Anesiva was also to receive an upfront payment, royalty payments, and payments for the achievement of certain sales milestones.

Item 6.	Exhibits

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan Of Merger by and between Anesiva, Inc., Arca Acquisition Corporation, and Arcion Therapeutics and, with respect to Articles V and IX only, each of the Arcion stockholders listed on Schedule I, dated August 4, 2009.

3.1(2)	Amended and Restated Certificate of Incorporation, dated February 18, 2004.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 15, 2005.

3.3(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 21, 2006.

3.4(5)	Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2(6)	Specimen stock certificate.

4.3(7)	Form of Warrant to purchase shares of common stock of Anesiva, Inc.

4.4(2)	Form of Amendment to Form of Warrant to purchase shares of common stock of Anesiva, Inc.

4.5(8)	Form of Security.

4.6(9)	Registration Rights Agreement, dated September 30, 2008, by and among Anesiva, Inc., Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation.

4.7(10)	Form of Rights Certificate

4.8(11)	Senior Debt Indenture, dated April 2, 2009, by and between Anesiva, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.9(12)	Supplemental Indenture, dated April 2, 2009, by and between Anesiva, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.10(13)	Second Supplemental Indenture, dated April 28, 2009, by and between Anesiva, Inc. and The Bank of New York Mellon Trust Company, N.A.

10.1(14)	Registration Rights Agreement, dated August 4, 2009 by and among Anesiva, Inc. and the entities identified on Schedule A thereto.

10.2(14)	Amendment No. 2 to Securities Purchase Agreement, dated August 4, 2009, by and among Anesiva, Inc. and Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP.

10.3(14)	Reinvestment Agreement, dated August 4, 2009, by and among Anesiva, Inc. and Arcion Therapeutics, Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP.

10.4(14)	Amended and Restated Executive Change in Control and Severance Benefit Plan, as amended.

10.94(15)	Termination Agreement by and among Anesiva, Inc., Wanbang Biopharmaceutical Co., Ltd, Yat Ming Lau and Wanbang Anesiva (Jiangsu) Biotech CO., Ltd. (the “CJV”) dated July 3, 2009.

10.95	Separation and Consulting Agreement between Anesiva Inc. and William Houghton, dated August 19, 2009.

Exhibit Number	Description of Document

10.96	First Amendment to Secured Note Purchase Agreement, dated May 18, 2009, by and between Anesiva, Inc. and Arcion Therapeutics, Inc., dated September 17, 2009.

10.97	Amended and Restated Note issued to Arcion Therapeutics, Inc., dated September 17, 2009.

10.98	Termination Agreement between Anesiva, Inc. and Medical Futures, Inc., effective October 20, 2009.

10.99	Termination Agreement between Anesiva, Inc. and Green Vision Company, effective November 10, 2009.

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President, Finance, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-50573), filed on August 5, 2009, and incorporated by reference herein.

(2)	Filed as the like-numbered exhibit to our Annual Report on Form 10-K (File No. 000-50573) for the year ended December 31, 2008, filed on March 25, 2009, and incorporated by reference herein.

(3)	Filed as the like-numbered exhibit to our Annual Report on Form 10-K (File No. 000-50573) for the year ended December 31, 2007, filed on March 14, 2008, and incorporated herein by reference.

(4)	Filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q (File No. 000-50573), for the quarter ended June 30, 2006, filed on August 10, 2006, and incorporated by reference herein.

(5)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-50573), filed on February 11, 2008, and incorporated by reference herein.

(6)	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed on December 4, 2003, and incorporated by reference herein.

(7)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on October 6, 2008, and incorporated by reference herein.

(8)	Filed as Exhibit 10.75 to our Current Report on Form 8-K (File No. 000-50573), filed on January 23, 2009, and incorporated by reference herein.

(9)	Filed as Exhibit 10.71 to our Current Report on Form 8-K (File No. 000-50573), filed on October 6, 2008, and incorporated by reference herein.

(10)	Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.

(11)	Filed as Exhibit 4.2 to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.

(12)	Filed as Exhibit 4.3 to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.

(13)	Filed as Exhibit 4.4. to our Current Report on Form 8-K (File No. 000-50573), filed on April 28, 2009, and incorporated by reference herein.

(14)	Filed as the like-numbered Exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on August 5, 2009, and incorporated by reference herein.

(15)	Filed as the like-numbered Exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573), for the quarter ended June 30, 2009, filed on August 7, 2009, and incorporated by reference herein.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 2009

Anesiva, Inc.

By:	/s/ Michael L. Kranda
Michael L. Kranda
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John H. Tran
John H. Tran
VP, Finance and Chief Accounting Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan Of Merger by and between Anesiva, Inc., Arca Acquisition Corporation, and Arcion Therapeutics and, with respect to Articles V and IX only, each of the Arcion stockholders listed on Schedule I, dated August 4, 2009.

3.1(2)	Amended and Restated Certificate of Incorporation, dated February 18, 2004.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 15, 2005.

3.3(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 21, 2006.

3.4(5)	Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2(6)	Specimen stock certificate.

4.3(7)	Form of Warrant to purchase shares of common stock of Anesiva, Inc.

4.4(2)	Form of Amendment to Form of Warrant to purchase shares of common stock of Anesiva, Inc.

4.5(8)	Form of Security.

4.6(9)	Registration Rights Agreement, dated September 30, 2008, by and among Anesiva, Inc., Compass Horizon Funding Company LLC, CIT Healthcare LLC, and Oxford Finance Corporation.

4.7(10)	Form of Rights Certificate

4.8(11)	Senior Debt Indenture, dated April 2, 2009, by and between Anesiva, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.9(12)	Supplemental Indenture, dated April 2, 2009, by and between Anesiva, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.10(13)	Second Supplemental Indenture, dated April 28, 2009, by and between Anesiva, Inc. and The Bank of New York Mellon Trust Company, N.A.

10.1(14)	Registration Rights Agreement, dated August 4, 2009 by and among Anesiva, Inc. and the entities identified on Schedule A thereto.

10.2(14)	Amendment No. 2 to Securities Purchase Agreement, dated August 4, 2009, by and among Anesiva, Inc. and Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP.

10.3(14)	Reinvestment Agreement, dated August 4, 2009, by and among Anesiva, Inc. and Arcion Therapeutics, Sofinnova Venture Partners VII, L.P., Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Alta Partners VIII, LP, CMEA Ventures VII, L.P., CMEA Ventures VII (Parallel), L.P., InterWest Partners VIII, LP, InterWest Investors VIII, LP, and InterWest Investors Q VIII, LP.

10.4(14)	Amended and Restated Executive Change in Control and Severance Benefit Plan, as amended.

10.94(15)	Termination Agreement by and among Anesiva, Inc., Wanbang Biopharmaceutical Co., Ltd, Yat Ming Lau and Wanbang Anesiva (Jiangsu) Biotech CO., Ltd. (the “CJV”) dated July 3, 2009.

10.95	Separation and Consulting Agreement between Anesiva Inc. and William Houghton, dated August 19, 2009.

Exhibit Number	Description of Document

10.96	First Amendment to Secured Note Purchase Agreement, dated May 18, 2009, by and between Anesiva, Inc. and Arcion Therapeutics, Inc., dated September 17, 2009.

10.97	Amended and Restated Note issued to Arcion Therapeutics, Inc., dated September 17, 2009.

10.98	Termination Agreement between Anesiva, Inc. and Medical Futures, Inc., effective October 20, 2009.

10.99	Termination Agreement between Anesiva, Inc. and Green Vision Company, effective November 10, 2009.

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Vice President, Finance, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-50573), filed on August 5, 2009, and incorporated by reference herein.

(2)	Filed as the like-numbered exhibit to our Annual Report on Form 10-K (File No. 000-50573) for the year ended December 31, 2008, filed on March 25, 2009, and incorporated by reference herein.

(3)	Filed as the like-numbered exhibit to our Annual Report on Form 10-K (File No. 000-50573) for the year ended December 31, 2007, filed on March 14, 2008, and incorporated herein by reference.

(4)	Filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q (File No. 000-50573), for the quarter ended June 30, 2006, filed on August 10, 2006, and incorporated by reference herein.

(5)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-50573), filed on February 11, 2008, and incorporated by reference herein.

(6)	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (File No. 333-110923), filed on December 4, 2003, and incorporated by reference herein.

(7)	Filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on October 6, 2008, and incorporated by reference herein.

(8)	Filed as Exhibit 10.75 to our Current Report on Form 8-K (File No. 000-50573), filed on January 23, 2009, and incorporated by reference herein.

(9)	Filed as Exhibit 10.71 to our Current Report on Form 8-K (File No. 000-50573), filed on October 6, 2008, and incorporated by reference herein.

(10)	Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.

(11)	Filed as Exhibit 4.2 to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.

(12)	Filed as Exhibit 4.3 to our Current Report on Form 8-K (File No. 000-50573), filed on April 2, 2009, and incorporated by reference herein.

(13)	Filed as Exhibit 4.4. to our Current Report on Form 8-K (File No. 000-50573), filed on April 28, 2009, and incorporated by reference herein.

(14)	Filed as the like-numbered Exhibit to our Current Report on Form 8-K (File No. 000-50573), filed on August 5, 2009, and incorporated by reference herein.

(15)	Filed as the like-numbered Exhibit to our Quarterly Report on Form 10-Q (File No. 000-50573), for the quarter ended June 30, 2009, filed on August 7, 2009, and incorporated by reference herein.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Anesiva, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.